Form 10-Q
period 1996-06-30
EXCEL COMMUNICATIONS INC
filed 1996-08-06
CIK 1007323

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1996

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from____________  to ______________

                         Commission File Number 1-14322

                           EXCEL COMMUNICATIONS, INC.

             (Exact name of registrant as specified in its charter)

           Delaware                                        75-2624939
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                          Identification No.)

8750 North Central Expressway, Dallas, Texas   Suite 2000        75231
        (Address of principal executive offices)             (Zip Code)

      Registrant's telephone number, including area code  (214)  863-8000

            9101 LBJ Freeway, Dallas, Texas   Suite 800        75243
                (Former address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes         No X

                (Company has been public for less than 90 days)

As of August 6, 1996, the registrant had outstanding 108,800,000 shares of $.001 par value common stock.

                           EXCEL COMMUNICATIONS, INC.

                                   FORM 10-Q

                      For the Quarter Ended June 30, 1996


                                     INDEX



                                                             Page No.
                                                             --------
PART I:   FINANCIAL INFORMATION

   Item 1. Financial Statements

           Consolidated Balance Sheets                          1 - 2

           Consolidated Statements of                               3
           Operations

           Consolidated Statements of Cash                          4
           Flows

           Notes to Consolidated Financial                      5 - 9
           Statements

   Item 2. Management's
           Discussion and Analysis of Financial Condition and
           Results of Operations                              10 - 14

PART II:   OTHER INFORMATION

   Item 1. Legal Proceedings                                       15

   Item 2. Changes in Securities                                   15

   Item 3. Defaults upon Senior Securities                         15

   Item 4. Submission of Matter to a Vote of Security Holders      15

   Item 5. Other Information                                       15

   Item 6. Exhibits and Reports                                    15
           on Form 8-K

Signature                                                          16

Exhibit Index                                                      17

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial  Statements


                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                           June 30,      December 31,
                                            1996            1995
                                            ----            ----
                                         (unaudited)

                ASSETS
Current assets:
     Cash and cash equivalents............ $150,420       $ 30,387
     Accounts receivable, net.............  175,985         90,427
     Inventories..........................    3,784          2,862
     Deferred income tax asset............    4,644          2,100
     Other current assets.................    3,498            566
                                           --------       --------
                                            338,331        126,342
                                           --------       --------
Property and equipment, net...............   48,237          8,560
                                           --------       --------
Deferred subscriber acquisition costs.....  108,969         68,366
                                           --------       --------
Other assets..............................      773            313
                                           --------       --------
                                           $496,310       $203,581
                                           ========       ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                          June 30,     December 31,
                                                                            1996           1995
                                                                            ----           ----
                                                                         (unaudited)
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable...................................................    $114,288       $ 65,116
   Commissions payable................................................      27,836         20,886
   Accrued liabilities................................................      31,889         13,822
   Income taxes payable...............................................        -             4,974
   Current maturities of long-term debt and capital lease obligations.         358            473
   Dividends payable..................................................        -            20,000
                                                                          --------       --------
                                                                           174,371        125,271
                                                                          --------       --------
Long-term debt and capital lease obligations..........................         274            345
                                                                          --------       --------
Deferred management services fees.....................................      33,484         21,291
                                                                          --------       --------
Deferred income taxes payable.........................................      40,648         18,966
                                                                          --------       --------
Commitments and contingencies.........................................        -              -
                                                                          --------       --------

Stockholders' equity:

  Preferred stock, $0.001 par value, 10,000,000 shares authorized, none
      outstanding ....................................................        -              -

   Common stock, $0.001 par value, 500,000,000 shares authorized,
      108,800,000 and 99,000,000 issued and outstanding...............         109             99
   Additional paid-in capital.........................................     138,232          1,902
   Unearned Compensation..............................................      (1,079)        (2,158)
   Retained earnings..................................................     110,271         37,865
                                                                          --------       --------
            Total stockholders' equity................................     247,533         37,708
                                                                          --------       --------
                                                                          $496,310       $203,581
                                                                          ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (unaudited)

                                            Three Months Ended      Six Months Ended
                                            ------------------      ----------------
                                                June 30,               June 30,
                                               ----------             ----------

                                            1996        1995       1996         1995
                                            ----        ----       ----         ----
Revenues:
   Communication services...............  $271,926    $67,302    $477,200     $118,317
   Marketing services...................    73,439     30,417     148,955       48,141
                                          --------    -------    --------     --------
             Total revenues.............   345,365     97,719     626,155      166,458
                                          --------    -------    --------     --------

Operating expenses:
   Communication........................   151,421     40,087     264,935       69,453
   Marketing services...................    93,819     29,789     170,759       51,054
   General and administrative...........    43,483     14,453      80,424       23,763
                                          --------    -------    --------     --------
             Total operating expenses...   288,723     84,329     516,118      144,270
                                          --------    -------    --------     --------

             Operating income...........    56,642     13,390     110,037       22,188
                                          --------    -------    --------     --------

   Income (losses) from joint venture...     3,124       (647)      4,165         (992)
   Other income.........................     1,480       (101)      1,931         (234)
                                          --------    -------    --------     --------
Income before income taxes..............    61,246     12,642     116,133       20,962
                                          --------    -------    --------     --------
   Provision for income taxes...........    22,826      4,767      43,727        7,903
                                          --------    -------    --------     --------
Net income..............................  $ 38,420    $ 7,875    $ 72,406     $ 13,059
                                          ========    =======    ========     ========

Net income per share....................  $   0.36    $  0.08    $   0.70     $   0.14
                                          ========    =======    ========     ========

Weighted average shares and share
 equivalents outstanding................   106,562     96,720     103,423       96,480
                                          ========    =======    ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                              Six Months Ended
                                                  June 30,
                                                  --------

                                              1996         1995
                                              ----         ----
Operating activities:
   Net income...........................   $    72,406   $ 13,059
   Adjustments to reconcile net income
    to net cash provided by operating
        activities
     Depreciation and amortization......         1,786        436
     Employee stock plan compensation...         3,048      2,791
     (Income) losses from joint venture.           -          990
     Deferred income taxes..............        19,138       (251)
     Changes in assets and liabilities:
        Accounts receivable, net........       (85,558)   (17,751)
        Deferred subscriber acquisition
        costs...........................       (40,603)   (15,056)
        Accounts payable................        49,172     12,450
        Commissions payable.............         6,950      7,490
        Deferred management services
        fees............................        12,193      5,105
        Accrued liabilities.............        18,067        586
        Income taxes payable............        (4,974)        27
        Inventories and other...........        (4,314)      (315)
                                           -----------   --------
     Net cash provided by operating
       activities.......................        47,311      9,561
                                           -----------   --------
Investing activities:
   Purchase of property and equipment...       (41,463)    (2,384)
   Investment in joint venture..........         -         (2,818)
   Advances on note receivable..........         -         (5,280)
                                           -----------   --------
     Net cash used in investing
       activities.......................       (41,463)   (10,482)
                                           -----------   --------
Financing activities:
   Payments of debt and capital lease
      obligations.......................          (186)      (200)
   Payments of dividends................       (20,000)    (3,000)
   Net proceeds from issuance of common
      stock.............................       134,371       -
                                           -----------   --------
      Net cash provided by (used in)
         financing activities...........       114,185     (3,200)
                                           -----------   --------
Net increase (decrease) in cash.........       120,033     (4,121)
   Cash, beginning of period............        30,387      8,821
                                           -----------   --------
   Cash, end of period..................   $   150,420   $  4,700
                                           ===========   ========

Supplemental disclosure:
   Interest paid during the period......   $       118   $    188
   Income taxes paid during the period..        31,404      8,701

  The accompanying notes are an integral part of these consolidated financial statements

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands, except share data)



  The Consolidated Financial Statements include the accounts of EXCEL Communications, Inc., and its wholly-owned subsidiaries (collectively referred to as the "Company" or "EXCEL"). All significant intercompany accounts and transactions have been eliminated.

  These Consolidated Financial Statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These Consolidated Financial Statements should be read in conjunction with the notes to the financial statements in the Company's Registration Statement on Form S-1, as filed with the Securities and Exchange Commission in February 1996, as amended.

  The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

1.     Initial Public Offering

  In May 1996, a total of 11,500,000 shares of the Company's common stock were sold in an initial public offering ("IPO") at $15 per share. Stockholders sold 1,700,000 shares, and 9,800,000 shares were sold by the Company which resulted in net proceeds of approximately $134.4 million to the Company after deducting the expenses of the offering.

2.    Marketing Activities

  Marketing services revenues are primarily comprised of receipts from Independent Representatives ("IRs") and the Area Coordinators which train IRs ("ACs"). Except in certain states, IRs are required to make an initial one-time refundable application deposit with EXCEL as an expression of commitment. There is no additional cost to participate. IRs have an option to purchase a start-up package, which includes training, business forms, promotional and presentation materials, ongoing technical and administrative support services and monthly reports. If the start-up package is purchased, the application deposit requirement is waived. In addition, EXCEL offers training positions whereby ACs, certified by the Company, provide training to new IRs. The portions of the marketing services revenues received that relate to ongoing technical and administrative support services are deferred in accordance with generally accepted accounting principles, and amortized over a period of 12 months in order to match those revenues with the costs of providing the related support services. Marketing services revenues, as reflected in the Company's Consolidated Statements of Operations include the effect of the deferral of a portion of the cash received for management services during a period, as well as the effect of the current period amortization of amounts deferred in prior periods. The net effect of deferring and amortizing a portion of management services fees was a reduction in revenues reflected in the Company's Consolidated Financial Statements of $3.9 million and $3.8 million for the three months ended June 30, 1996 and 1995, respectively, and $12.2 million and $5.1 million for the six months ended June 30, 1996 and 1995, respectively. These deferred revenues are reflected as deferred management services fees in the Consolidated Balance Sheets.

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   (Dollars in thousands, except share data)

  Marketing services costs include commissions and the costs of providing training, business forms, promotional and presentation materials, technical and administrative support services, and monthly reports. When the Company's marketing services costs are offset by its marketing services revenues, the net expense represents the Company's net cost of marketing its communication products. Commissions are paid to IRs based upon the acquisition of new long distance subscribers and for long distance telephone usage by subscribers. The Company also pays commissions for the training of IRs and ACs. The portions of commissions paid that directly relate to the acquisition of long distance subscribers are capitalized in accordance with generally accepted accounting principles and amortized over a period of 12 months in order to better match those costs with the revenue stream from subscribers' long distance usage during the first 12 months of service to such subscribers. Marketing services costs, as reflected in the Company's Consolidated Statements of Operations, include the effect of the capitalization of the portion of commissions paid for the acquisition of new subscribers during a period, as well as the effect of the current period amortization of amounts capitalized in prior periods. The net effect of capitalizing and amortizing a portion of commissions expense was a reduction in marketing services costs reflected in the Company's Consolidated Financial Statements of $13.0 million and $12.6 million, for the three months ended June 30, 1996 and 1995, respectively, and $40.6 million and $15.1 million for the six months ended June 30, 1996 and 1995, respectively. These deferred costs are reflected as deferred subscriber acquisition costs in the Consolidated Balance Sheets in the Company's Consolidated Financial Statements.


3.  Net Income Per Share

  Net income per share is based on the weighted average number of shares of common stock outstanding. These weighted average shares outstanding exclude employee stock ownership plan shares that have not been released to employees. The weighted average shares outstanding include common share equivalents which represent the effect, using the treasury stock method, of options granted under the Company's stock option plan.



4.  Income Taxes

    The components of the provision for income taxes are as follows for the six months ended June 30, 1996 and 1995:


                                           Six Months Ended June 30,
                                           -------------------------
                                                  1996      1995
                                                  ----      ----
   Current...............................       $24,589    $7,652
   Deferred..............................        19,138       251
                                                -------    ------

     Provision for income taxes..........       $43,727    $7,903
                                                =======    ======

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   (Dollars in thousands, except share data)

The provision for income taxes was different than the amount computed using the statutory income tax rate for the reasons set forth in the following table:


                                          Six Months Ended June 30,
                                          ------------------------

                                               1996        1995
                                               ----        ----
        Tax computed at statutory rate...     $40,647      $7,337
        State income taxes and other.....       3,080         566
                                              -------      ------
           Provision for income taxes....     $43,727      $7,903
                                              =======      ======

5.  Supplier Agreements

    The Company has historically purchased substantially all of its switching and transmission facilities from one supplier, Frontier Communications
Services, Inc. ("Frontier"). Pursuant to an agreement entered into in January 1996, the Company began transferring certain of its long distance traffic (currently representing approximately 22% of the Company's long distance traffic) to IXC Long Distance, Inc. ("IXC"). In June 1996, the Company and Frontier restructured their agreement to enable the Company to utilize additional carriers to, among other things, accommodate its growth and further ease its reliance on Frontier. Effective May 31, 1996, the Company entered into a non-exclusive agreement with WorldCom Network Services, Inc. ("WorldCom") to provide network switching services and dedicated access services to EXCEL's subscribers. Under the new contract, EXCEL will begin the migration of subscriber traffic to WorldCom's long distance network during the third quarter of 1996. The contract also calls for a $900 million cumulative commitment over four years. In June 1996, the Company entered into a non-exclusive agreement with MCI Telecommunications, Corp. ("MCI") to provide network switching services and dedicated access services to EXCEL's subscribers. Under the new contract, EXCEL will also begin migrating existing subscriber traffic to MCI's long distance network during the third quarter of 1996. The contract calls for a $5 million per month minimum commitment over the next two years. Upon completion of the transition of long distance traffic to these new carriers, all 1-plus long distance traffic will be moved from Frontier. EXCEL has agreed to leave certain calling card and personal 800 traffic (representing approximately 7% of EXCEL's current long distance minutes) with Frontier through April 30,1999.


6. Stockholders' Equity

   Effective January 1, 1996, the Company issued 99,000,000 shares of its common stock to stockholders at a conversion rate of 1,000 shares of newly issued common stock for each share of common stock previously held. These new shares were issued pursuant to a reorganization, which included a statutory merger whereby the Company was formed as a holding company. In addition, 500,000,000 shares of common stock were authorized. All common stock and per share amounts in the Company's Consolidated Financial Statements have been adjusted retroactively to give effect to the stock conversion and the change in authorized shares. In May 1996, the Company sold 9,800,000 shares of its common stock at $15.00 per share, which resulted in 108,800,000 shares outstanding and net proceeds of approximately $134.4 million to the Company after deducting the expenses of the offering.

  Subsequent to the reorganization completed in January 1996, the Company has 10,000,000 shares of preferred stock authorized, which can be issued in one or more series with fixed designations, relative powers, preferences, rights, qualifications, limitations, and restrictions of all shares of each series, including without limitation, dividend rates, preemptive rights, conversion rights, voting rights,

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   (Dollars in thousands, except share data)


redemption and sinking fund provisions, liquidation preferences, and the number of shares constituting each such series, without any further vote or action by the stockholders.

  During the second quarter of 1996, the Company paid dividends of $20.0 million.


7.   Commitments and Contingencies

  Litigation, Claims and Assessments

  On May 3, 1996, Linden Wood, Brad Campbell, Candy Campbell, Jerry Szeszulski, and Team Excel of Independent Representatives ("Team Excel") filed suit in state district court in Tulsa County, Oklahoma, jointly and severally, against the Company, its indirect subsidiary, EXCEL Telecommunications, Inc. ("ETI"), Stephen R. Smith, a director and the Executive Vice President of Marketing of the Company, and Kenny A. Troutt, a director and the Chief Executive Officer, President, and Chairman of the Board of the Company. Each of the individual plaintiffs was an IR and each is alleged to be a member of Team Excel. Team Excel is alleged to be an unincorporated association of IRs that was formed by Mr. Wood and others as an independent association of IRs. Mr. Wood has been an IR for several years and was one of the top ten highest earning representatives during the first quarter of 1996.

  The plaintiffs have asserted claims against the Company and the individual defendants for defamation, unfair competition, and interference with contractual relations. The plaintiffs allege that the defendants have threatened to terminate the IR agreement with each of the plaintiffs and that the defendants have maliciously: published an article containing false statements about each plaintiff; engaged in actions that constitute unfair competition and trade practices; and engaged in actions that constitute interference with the alleged contractual relationships between each individual plaintiff and his or her downline IRs. The plaintiffs collectively are seeking actual damages of $105 million and punitive damages of $300 million. The plaintiffs are also seeking attorneys' fees and costs, and such other relief as the court deems just and appropriate.

  On May 6, 1996, the Company and the other defendants removed this action to the United States District Court for the Northern District of Oklahoma (the "Oklahoma Litigation"). On May 23, 1996, the Company and the other defendants filed with the American Arbitration Association ("AAA") in Dallas, Texas, a demand for arbitration against each of the plaintiffs in the Oklahoma Litigation pursuant to the terms and conditions of agreements with the plaintiffs. In this arbitration proceeding, the Company, ETI, Messrs. Troutt and Smith are known collectively as the "EXCEL plaintiffs". While the EXCEL plaintiffs have reserved the right to amend their claims, the arbitration proceeding seeks a declaration that the EXCEL plaintiffs have not committed any of the acts alleged to have occurred in the Oklahoma Litigation. In addition, ETI has sought a declaration that Mr. Wood, Mr. and Mrs. Campbell, and Mr. Szeszulski (the "arbitration defendants") materially breached their agreements with ETI by filing the Oklahoma Litigation, and ETI seeks to recover compensatory damages for that breach. The Company and ETI have also asked for compensatory damages for Mr. Wood's claimed disparagement of the Company and ETI, as well as Mr. Wood's tortious interference with the Company and ETI's actual and prospective contractual relations. The Company and ETI are seeking damages in excess of one million dollars, reasonable attorneys fees and costs.

  Also on May 23, 1996, the EXCEL plaintiffs filed a Petition to Compel Arbitration against the same parties in the United States District Court for Northern District of Texas, Dallas Division. The EXCEL plaintiffs have asked the Court to issue an order compelling the arbitration defendants to arbitrate the

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   (Dollars in thousands, except share data)


claims asserted by them in the Oklahoma Litigation pursuant to the Commercial Arbitration Rules of the AAA, with arbitration to occur in Dallas, Texas.

  On May 23, 1996, in the Oklahoma Litigation, the Company and the other defendants filed a Motion to Stay the litigation in favor of the arbitration in Dallas, Texas. In addition, the Company, Mr. Troutt and Mr. Smith asked the Court to dismiss them from the lawsuit for lack of in personam jurisdiction. All of the defendants have asked the court to dismiss or, in the alternative, to grant summary judgment on, all of the claims made in the Oklahoma Litigation.

  The Company denies the allegations, is vigorously defending the litigation, and believes the ultimate outcome thereof will not have a material adverse effect upon the Company's results of operations or financial position. The Company believes that its actions with respect to the IRs, including the plaintiffs, have been reasonable and in compliance with the Company's contractual agreements with the IRs. However, an unfavorable outcome in this matter could have a material adverse effect upon the Company's results of operations or financial position. Even if the Company and other defendants ultimately prevail, the defense effort could involve considerable cost (including the costs of paying for the defense of Mr. Troutt and Mr. Smith pursuant to their rights to indemnification) and a diversion of management efforts. In the past, the Company has had IRs with significant downlines reduce their efforts and in some cases quit the business completely, and such actions have not had a material adverse impact upon the Company's results of operations or financial position. As a result, the Company believes that these issues with Mr. Wood and the other plaintiffs will not have a material adverse effect upon the Company's results of operations or financial position. However, regardless of the outcome of the litigation, the mere existence of this dispute with these plaintiffs could lead to a decline in revenues generated from or through the efforts of these plaintiffs and their respective downlines as well as an adverse impact on the Company's relationship with IRs and the Company's ability to attract potential IRs generally, all of which could have a material adverse effect on the Company.

PART I.  FINANCIAL INFORMATION
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Forward-Looking Information

  Statements in this report concerning future results, performance, achievements, expectations or trends, if any, are forward-looking statements. Actual results, performance, achievements, events or trends could differ materially from those expressed or implied by such forward-looking statements as a result of known and unknown risks, uncertainties and other factors including those described below and those identified by the Company in its Registration Statement on Form S-1 filed with the Securities and Exchange Commission in February 1996 as amended.

General

  EXCEL, which was formed in December 1988 and commenced operations in 1989, operates as a provider of long distance service to residential and small business subscribers. The Company believes that, based upon domestic residential long distance revenues, it ranks fourth after AT&T Corporation, MCI, and Sprint Corporation.

  In May 1996, a total of 11,500,000 shares of the Company's common stock were sold in an initial public offering at $15 per share. Stockholders sold 1,700,000 shares, and 9,800,000 shares were sold by the Company which resulted in net proceeds of approximately $134.4 million to the Company after deducting the expenses of the offering.

  The Company's services are marketed nationwide exclusively through a network of IRs. The Company encourages IRs to enroll subscribers with whom the IRs have an ongoing relationship as a result of being a family member, friend, business associate, neighbor, or otherwise. This network marketing system has been selected by the Company because the Company believes it reduces net marketing costs, subscriber acquisition costs, and subscriber attrition. The Company believes that subscribers will be more likely to remain with the Company because they have been enrolled with the Company by someone with whom they have an ongoing relationship. The Company also believes that its network marketing system will continue to build a base of potential subscribers for additional services and products.

  The Company's revenues consist of sales revenues for communication services and marketing services. Revenues for communication services, as reflected in the Company's Consolidated Financial Statements, are net of the effect of certain adjustments, including unbillable call records. The Company's long distance subscribers are located throughout the United States, and the Company completes subscriber calls to all directly dialable locations worldwide. The Company bills its subscribers for long distance usage based on the type of calls, time of calls, duration of calls, the terminating phone numbers, and each subscriber's rate plan in effect at the time of the call.

     Marketing services revenues are primarily comprised of receipts from IRs and ACs. Except in certain states, IRs are required to make an initial refundable application deposit with EXCEL as an expression of commitment. There is no additional cost to participate. IRs have an option to purchase a start-up package, which includes training, business forms, promotional and presentation materials, ongoing technical and administrative support services and monthly reports. If the start-up package is purchased, the application deposit requirement is waived. In addition, EXCEL offers training positions whereby ACs, certified by the Company, provide training to new IRs. The portions of the marketing services revenues received that relate to ongoing technical and administrative support services are deferred and amortized over a period of 12 months in order to match those revenues with the costs of providing the related support services.

  Operating expenses include communication charges, marketing services costs, and general and administrative expenses. Communication charges are paid by the Company based on the Company's subscribers' long distance usage. The Company pays its carriers based on the type of calls, time of certain calls, duration of calls, the terminating phone numbers, and the terms of the Company's contract in effect at the time of the calls.

  Marketing services costs include commissions and the costs of providing training, business forms, promotional and presentation materials, technical and administrative support services, and monthly reports. When the Company's marketing services costs are offset by its marketing services revenues, the net expense represents the Company's net cost of marketing its communication products. Commissions are paid to IRs based upon the acquisition of new long distance subscribers and for long distance telephone usage by subscribers. The Company also pays commissions for the training of IRs and ACs. The portions of commissions paid that directly relate to the acquisition of long distance subscribers are capitalized and amortized over a period of 12 months in order to better match those costs with the revenue stream from subscribers' long distance usage during the first 12 months of service to such subscribers.

     The Company has historically purchased substantially all of its switching and transmission facilities from one carrier, Frontier. Pursuant to an agreement entered into in January 1996, the Company began transferring certain of its long distance traffic (currently representing approximately 22% of the Company's long distance traffic) to IXC Long Distance, Inc. ("IXC").

  In June 1996, the Company and Frontier restructured their agreement to enable the Company to utilize additional carriers to, among other things, accommodate its growth and further ease its reliance on Frontier. Effective May 31, 1996, the Company entered into a non-exclusive agreement with WorldCom Network Services, Inc. ("WorldCom") to provide network switching services and dedicated access services to EXCEL's subscribers. Under the new contract, EXCEL will begin the migration of subscriber traffic to WorldCom's long distance network during the third quarter of 1996. The contract also calls for a $900 million cumulative commitment over four years. In June 1996, the Company entered into a non-exclusive agreement with MCI to provide network switching services and dedicated access services to EXCEL's subscribers. Under the new contract, EXCEL will also begin migrating existing subscriber traffic to MCI's long distance network during the third quarter of 1996. The contract calls for a $5 million per month minimum commitment over the next two years. Upon completion of the transition of long distance traffic to these new carriers, all 1-plus long distance traffic will be moved from Frontier. EXCEL has agreed to leave certain calling card and personal 800 traffic (representing approximately 7% of EXCEL's current long distance minutes) with Frontier through April 30, 1999.

Results of Operations

   Three Months Ended June 30, 1996 Compared to the Three Months Ended June 30, 1995

    Revenues.   Total revenues increased 254% to $345.4 million for the three months ended June 30, 1996 from $97.7 million for the three months ended June 30, 1995. The increase in revenues was primarily due to increases in long distance minutes of usage by subscribers and in the number of applications from new IRs. Communication services revenues increased 304% to $271.9 million for the three months ended June 30, 1996 from $67.3 million for the three months ended June 30, 1995. Long distance minutes of usage increased 303% to 1,554,057,000 minutes for the three months ended June 30, 1996 from 386,054,000 minutes for the three months ended June 30, 1995.

  Marketing services revenues increased 141% to $73.4 million for the three months ended June 30, 1996 from $30.4 million for the three months ended June 30, 1995. These revenues increased primarily due to growth in applications from new IRs to 220,710 applications received during the three months ended June 30, 1996, from 98,450 applications received during the three months ended June 30, 1995. The number of new IR applications in the second quarter of 1996 decreased 10% from 245,965 applications received during the first quarter of 1996. Based upon incoming applications from new IRs during July 1996, the Company believes there will also be a decrease in applications from the second quarter of 1996 to the third quarter of 1996. The Company believes this decrease reflects reduced marketing activities following the May 1996 initial public offering of the Company's common stock. In addition, this decrease in marketing activities partially relates to the inability of the Company's long distance transmission carriers to add the network capacity necessary to handle the Company's significant growth in long distance traffic.

  The decrease in applications from new IRs will, among other things, result in a decrease in new long distance subscribers and a corresponding decrease in long distance minutes of usage from new subscribers. In order to address these issues, the Company is exploring the following initiatives:

     * Developing promotions intended to revitalize the IRs marketing activities;
     * Continuing to build the infrastructure necessary to support the offering of additional communications products; and
     *  Migrating long distance traffic to WorldCom, MCI, and IXC.


  Operating Expenses.   Communication charges increased 278% to $151.4 million
for the three months ended June 30, 1996 from $40.1 million for the three months ended June 30, 1995. Partially offsetting this increase was a reduction in communication charges per minute of 6.2%. As a percentage of long distance revenues, communication charges were 56% for the three months ended June 30, 1996 compared to 60% for the three months ended June 30, 1995. This decrease in communication charges as a percentage of long distance revenues reflects the reduction in rates from the Company's long distance carrier that were implemented from April 1995 through February 1996.

  Total marketing services costs increased 215% to $93.8 million for the three months ended June 30, 1996 from $29.8 million for the three months ended June 30, 1995. This increase is primarily due to growth in new IRs.

  General and administrative expenses increased 200% to $43.5 million for the three months ended June 30, 1996 from $14.5 million for the three months ended June 30, 1995. As a percentage of long distance revenues, general and administrative expenses were 16% for the three months ended June 30, 1996 compared to 22% for the three months ended June 30, 1995. Despite the overall increase in expense, the June 30, 1996 decrease as a percent of revenues is attributed to the gaining of economies of scale relative to growth in the business.

  Total operating income increased 322% to $56.6 million for the three months ended June 30, 1996 from $13.4 million for the three months ended June 30, 1995. As a percentage of long distance revenues, operating income was 21% for the three months ended June 30, 1996 compared to 20% for the three months ended June 30, 1995. The increase in operating income as a percentage of long distance revenues was primarily due to a decrease in communication charges per minutes of usage.

  Included in other income (expense) for the three months ended June 30, 1996 is approximately $3.1 million of income related to the sale of the Company's 49% investment in a joint venture. In addition, the Company's investment income (expense) increased to $1.3 million for the three months ended June 30, 1996 from ($103,000) for the three months ended June 30, 1995. The increase in investment income was primarily due to additional interest income generated by the investment of cash proceeds received from the IPO.

 Six Months Ended June 30, 1996 Compared to the Six Months Ended June 30, 1995

    Revenues.   Total revenues increased 276% to $626.2 million for the six months ended June 30, 1996 from $166.5 million for the six months ended June 30, 1995. The increase in revenues was primarily due to increases in long distance minutes of usage by subscribers and in the number of applications from new IRs. Communication services revenues increased 303% to $477.2 million for the six months ended June 30, 1996 from $118.3 million for the six months ended June 30, 1995. Long distance minutes of usage increased 324% to 2,781,770,000 minutes for the six months ended June 30, 1996 from 655,936,000 minutes for the six months ended June 30, 1995. Partially offsetting these increases was a reduction in long distance revenues per minute of usage of 4.9%. The decrease in revenues per minute was due primarily to a rate reduction which took effect in the second quarter of 1995.

  Marketing services revenues increased 210% to $149.0 million for the six months ended June 30, 1996 from $48.1 million for the six months ended June 30, 1995. These revenues increased primarily due to growth in applications from new IRs to 466,675 applications received during the six months ended June 30, 1996, from 151,984 applications received during the six months ended June 30, 1995.

  Operating Expenses.   Communication charges increased 281% to $264.9 million
for the six months ended June 30, 1996 from $69.5 million for the six months ended June 30, 1995. Partially offsetting this increase was a reduction in communication charges per minute of 10.1%. As a percentage of long distance revenues, communication charges were 56% for the six months ended June 30, 1996 compared to 59% for the six months ended June 30, 1995. This decrease in communication charges as a percentage of long distance revenues reflects the reduction in rates from the Company's long distance carrier that were implemented from April 1995 through February 1996.

  Total marketing services costs increased 234% to $170.8 million for the six months ended June 30, 1996 from $51.1 million for the six months ended June 30, 1995. This increase is primarily due to growth in new IRs.

  General and administrative expenses increased 238% to $80.4 million for the six months ended June 30, 1996 from $23.8 million for the six months ended June 30, 1995. As a percentage of long distance revenues, general and administrative expenses were 17% for the six months ended June 30, 1996 compared to 20% for the six months ended June 30, 1995. Despite the overall increase in expense, the June 30, 1996 decrease as a percent of revenues is attributed to the gaining of economies of scale relative to growth in the business.

  Total operating income increased 396% to $110.0 million for the six months ended June 30, 1996 from $22.2 million for the six months ended June 30, 1995. As a percentage of long distance revenues, operating income was 23% for the six months ended June 30, 1996 compared to 19% for the six months ended June 30, 1995. The increase in operating income as a percentage of long distance revenues was primarily due to a decrease in communication charges per minutes of usage and the decrease in general and administrative expenses as a percentage of long distance revenues.

  Included in other income (expense) for the six months ended June 30, 1996 is approximately $4.2 million of income related to the sale of the Company's 49% investment in a joint venture. In addition, the Company's investment income(expense) increased to $1.7 million for the six months ended June 30, 1996 from $(235,000) for the six months ended June 30, 1995. The increase in investment income was primarily due to additional interest income generated by the investment of cash proceeds received from the sale of the Company's common stock in May 1996.

Liquidity and Capital Resources

  As of June 30, 1996, the Company had cash and cash equivalents of $150.4 million, working capital of $164.0 million, and a revolving credit line agreement with a bank. The amount available under the agreement is limited to the lesser of $10 million or the borrowing base minus any letters of credit outstanding. The Company had available borrowing capacity of $10 million at June 30, 1996. Information pertaining to the Company's litigation is included in
Note 7 to the Company's Consolidated Financial Statements and should be read in conjunction with the discussion of liquidity and capital resources.

  The Company's operating activities provided cash of approximately $47.3 million for the six months ended June 30, 1996 and $9.6 million for the six months ended June 30, 1995. The increase is primarily due to the significant growth in revenues and net income for the six months ended June 30, 1996 as compared to the same period in 1995.

  The Company's investing activities have consisted primarily of property and equipment purchases of $41.5 million for the six months ended June 30, 1996 and $2.4 million for the six months ended June 30, 1995. In addition, during the six months ended June 30, 1995, the Company made a capital contribution of $2.8 million, to obtain a 49% interest in a joint venture. The joint venture was formed for the purpose of obtaining and operating a long distance network to provide telecommunications services to the Company and other long distance providers. Subsequent to December 31, 1995, the Company sold its entire 49% interest in the joint venture for a sales price of $6.2 million.

  Total cash generated from / (used for) financing activities was $114.2 million for the six months ended June 30, 1996 and $(3.2) million for the six months ended June 30, 1995. The increase in cash was primarily due to proceeds from the Company's initial public offering of its common stock in May 1996, which resulted in net proceeds of approximately $134.4 million to the Company after deducting the expenses of the offering. In addition, other financing activities have consisted of payments of debt and capital lease obligations, and payments of dividends. The Company made payments of debt and capital lease obligations of $186,000 and payments of dividends of approximately $20.0 million during the six months ended June 30, 1996.

Legislative and Regulatory Matters

  On February 8, 1996, the 1996 Telecommunications Act was enacted into law. This comprehensive federal legislation will affect every sector of the telecommunications industry. Included in the new statutory provisions is the opening up of local telephone markets to competition and, subject to certain safeguards, the elimination of restrictions on Bell Operating Companies ("BOC") and GTE Operating Companies ("GTOC") entry into the long distance telecommunications market. It is unknown at this time what impact the 1996 Telecommunications Act will have on the Company. Depending on the nature and timing of BOC and GTOC entry into the long distance market, the Company will face significant additional competition in the provision of long distance services.

  The Pennsylvania Public Utility Commission ("PPUC") and the utility regulatory bodies in all other states have approved the Company's reorganization that occurred on January 1, 1996. However, the review by the Pennsylvania Attorney General's ("PAG") Office of the Company's marketing practices, which originally had delayed the approval of the reorganization by the PPUC, is continuing. In addition to the continuing review by the PAG Office, similar discussions and reviews relating to the Company's marketing practices are ongoing in various other states. Various governmental agencies monitor direct selling activities, and the Company has occasionally been requested to supply information regarding its marketing plan to certain of such agencies. Although the Company believes that its network marketing system is in substantial compliance with laws and regulations of Pennsylvania and other states relating to direct selling activities, there is no assurance that legislation and regulations adopted in particular jurisdictions in the future will not adversely affect the Company's operations.

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                                   FORM 10-Q

PART II.   OTHER INFORMATION


ITEM 1.  Legal Proceedings

         Information pertaining to this item is incorporated from Part I. Financial Information (Item 1. Financial Statements - Note 7 to Consolidated Financial Statements - Commitments and Contingencies - Litigation, Claims, and Assessments) and (Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Legislative and Regulatory Matters).


ITEM 2.  Changes in Securities

         None.

ITEM 3.  Defaults upon Senior Securities

         None.

ITEM 4.  Submission of Matter to a Vote of Security Holders

         None.

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits: The exhibits filed as part of this report are set forth in the Index of Exhibits on page 17 of this report.


         (b) Reports on Form 8-K:

             1)  Current report on Form 8-K dated June 3, 1996 regarding the
                  Company's carrier contract with WorldCom Network Services,
                  Inc.


             2)  Current report on Form 8-K dated June 26, 1996 regarding the
                  Company's carrier contract with MCI Telecommunications, Corp.

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                                   FORM 10-Q


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Excel Communications, Inc.



Date: August 6, 1996                        /s/  John J. McLaine
     ------------------------                  --------------------------------

                                                     John J. McLaine
                                                     Executive Vice President,
                                                     Chief Financial Officer
                                                     and Secretary



Date: August 6, 1996                        /s/  Craig E. Holmes
     ------------------------                  --------------------------------

                                                     Craig E. Holmes
                                                     Vice President and
                                                     Chief Accounting Officer

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                                 EXHIBIT INDEX


The following exhibits are included in this Quarterly Report on Form 10-Q:

Exhibit Number                         Exhibit Description
- -------------                          -------------------


 3.1                         Certificate of Incorporation of the Company dated
                             December 19, 1995, as amended January 11, 1996
                             (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1
                             (File No. 333-1076))

 3.2                         Bylaws of the Company (incorporated herein by
                             reference to Exhibit 3.2 to the Company's
                             Registration Statement on Form S-1 (File No. 333-
                             1076))

10.1                         Telecommunications Services Agreement, dated May
                             31, 1996, between WorldCom Network Services, Inc.
                             d/b/a WilTel ("WilTel") and Excel Telecommunications, Inc.

10.2 Program Enrollment Terms, dated May 31, 1996, between WilTel and Excel Telecommunications, Inc.*

10.3                         Service Schedule, dated May 31, 1996, between
                             WilTel and Excel Telecommunications, Inc.*

10.4                         Amendment No. 3 to Excel Reseller Services
                             Agreement, dated February 20, 1995 and effective
                             April 1, 1995, between Frontier Communications
                             Services, Inc. and Excel Telecommunications, Inc.

10.5                         Carrier Agreement, dated June 26, 1996, between
                             MCI Telecommunications Corporation and Excel
                             Telecommunications, Inc.*

11                           Computation of Net Income per Share

27                           Financial Data Schedule as of June 30, 1996


* Confidential treatment requested. A series of XXX's have been inserted in these exhibits to indicate redactions in such exhibits for which confidential treatment has been requested with certain exceptions as set forth below in which a series of XXX's were a part of such exhibit. The redacted portions of these agreements have been separately filed with the Secretary of the Commission.

  1) Exhibit 10.2, page 4 of 16, (NPA-NXX)
  2) Exhibit 10.5, page 15, paragraph 19(f) (10XXX)
  3) Exhibit 10.5, page 17, paragraph 22 (10XXX)
  4) Exhibit 10.5, Attachment 2, page 1, paragraph (1)(b) (950-XXXX)
  5) Exhibit 10.5, Attachment 2, page 2, paragraph (1)(f) (950-XXXX, 1-800-XXX-XXXX, 10XXX)