Form 10-Q/A
period 1996-06-30
EXCEL COMMUNICATIONS INC
filed 1996-10-15
CIK 1007323

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A


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

                                Yes X       No


As of August 6, 1996, the registrant had outstanding 108,800,000 shares of $.001 par value common stock.

                                Amendment No. 1
                                ---------------

     The undersigned registrant hereby files this Amendment No. 1 for the purpose of refiling Exhibit 10.5. In addition, at the time the Form 10-Q with respect to the quarterly period ended June 30, 1996 was initially filed, the undersigned registrant was not subject to the filing requirements of Section 13 of the Securities Exchange Act of 1934 for at least 90 days. The front page of this Form 10Q/A has been changed to indicate that the undersigned registrant, which as of the date of this filing has been so subject for at least 90 days, has filed all required reports during the period it has been subject to Section 13 of the Securities Exchange Act of 1934.

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                                   FORM 10-Q/A

PART II.   OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits: The exhibits filed as part of this report are set forth in the Index of Exhibits on page 4 of this report.


         (b) Reports on Form 8-K:

             1)  Current report on Form 8-K dated June 3, 1996 regarding the
                  Company's carrier contract with WorldCom Network Services,
                  Inc.


             2)  Current report on Form 8-K dated June 26, 1996 regarding the
                  Company's carrier contract with MCI Telecommunications, Corp.


             3)  Current report on Form 8-K dated August 28, 1996 regarding the appointment of Ron McDougall to the Company's Board of Directors.

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                                   FORM 10-Q/A


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Excel Communications, Inc.



Date: October 10, 1996                       /s/  John J. McLaine
     ------------------------                  --------------------------------

                                                     John J. McLaine
                                                     Executive Vice President,
                                                     Chief Financial Officer
                                                     and Secretary



Date: October 10, 1996                       /s/  Craig E. Holmes
     ------------------------                  --------------------------------

                                                     Craig E. Holmes
                                                     Vice President and
                                                     Chief Accounting Officer

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                                 EXHIBIT INDEX


The following exhibits are included in this Quarterly Report on Form 10-Q/A:



Exhibit Number                         Exhibit Description
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

 3.2                         Bylaws of the Company (incorporated herein by
                             reference to Exhibit 3.2 to the Company's
                             Registration Statement on Form S-1 (File No. 333-
                             1076))

10.1                         Telecommunications Services Agreement, dated May
                             31, 1996, between WorldCom Network Services, Inc.
                             d/b/a WilTel ("WilTel") and Excel Telecommunications,
                             Inc.+

10.2 Program Enrollment Terms, dated May 31, 1996, between WilTel and Excel Telecommunications, Inc.*+

10.3                         Service Schedule, dated May 31, 1996, between
                             WilTel and Excel Telecommunications, Inc.*+

10.4                         Amendment No. 3 to Excel Reseller Services
                             Agreement, dated February 20, 1995 and effective
                             April 1, 1995, between Frontier Communications
                             Services, Inc. and Excel Telecommunications, Inc.+

10.5                         Carrier Agreement, dated June 26, 1996, between
                             MCI Telecommunications Corporation and Excel
                             Telecommunications, Inc.*

11                           Computation of Net Income per Share+

27                           Financial Data Schedule as of June 30, 1996+


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

+ Previously filed with and incorporated by reference to the exhibit of the same number to the Company's Quarterly Report on Form 10-Q filed August 6, 1996, File no. 1-14322