Form 10-Q
period 1996-09-30
EXCEL COMMUNICATIONS INC
filed 1996-11-13
CIK 1007323

===============================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from ____________ to ______________

                         Commission File Number 1-14322

                           EXCEL COMMUNICATIONS, INC.

             (Exact name of registrant as specified in its charter)

           Delaware                                             75-2624939
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                              Identification No.)

8750 North Central Expressway, Dallas, Texas  Suite 2000           75231
        (Address of principal executive offices)                (Zip Code)

                                (214)  863-8000
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    X    No
                                ------     ------

As of November 8, 1996, the registrant had outstanding 108,800,000 shares of $.001 par value common stock.

===============================================================================

                           EXCEL COMMUNICATIONS, INC.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                                     INDEX

                                                                           PAGE
                                                                            NO.
                                                                           -----
PART I:               FINANCIAL INFORMATION

           Item 1.    Financial Statements

                      Consolidated Balance Sheets                            1-2

                      Consolidated Statements of Operations                    3

                      Consolidated Statements of Cash Flows                    4

                      Notes to Consolidated Financial Statements             5-9

           Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                  10-14

PART II:              OTHER INFORMATION

           Item 1.    Legal Proceedings                                       15

           Item 2.    Changes in Securities                                   15

           Item 3.    Defaults upon Senior Securities                         15

           Item 4.    Submission of Matter to a Vote of Security Holders      15

           Item 5.    Other Information                                       15

           Item 6.    Exhibits and Reports on Form 8-K                        15

Signature                                                                     16

Exhibit Index                                                                 17


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                           SEPTEMBER 30,   DECEMBER 31,
                                                1996           1995
                                           --------------  ------------
                                             (UNAUDITED)

ASSETS
Current assets:
     Cash and cash equivalents.........       $ 81,116       $ 30,387
     Short-term investments............         98,366            --
     Accounts receivable, net..........        182,118         90,427
     Inventories.......................          4,077          2,862
     Deferred income tax asset.........          2,852          2,100
     Other current assets..............          2,098            566
                                              --------       --------
                                               370,627        126,342
                                              --------       --------
Property and equipment, net............         66,386          8,560
                                              --------       --------
Deferred subscriber acquisition costs..        110,725         68,366
                                              --------       --------
Other assets...........................            674            313
                                              --------       --------
                                              $548,412       $203,581
                                              ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                            SEPTEMBER 30,   DECEMBER 31,
                                                 1996           1995
                                            --------------  -------------
                                              (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable...................       $113,689       $ 65,116
     Commissions payable................         36,118         20,886
     Accrued liabilities................         31,102         13,822
     Income taxes payable...............            --           4,974
     Current maturities of long-term
      debt and capital lease obligations            293            473
     Dividends payable..................            --          20,000
                                               --------       --------
                                                181,202        125,271
                                               --------       --------
Long-term debt and capital lease
 obligations............................            118            345
                                               --------       --------
Deferred management services fees.......         35,134         21,291
                                               --------       --------
Deferred income taxes payable...........         42,385         18,966
                                               --------       --------

Commitments and contingencies...........            --             --
                                               --------       --------

Stockholders' equity:
     Preferred stock, $0.001 par value,
      10,000,000 shares authorized,
          none outstanding..............            --             --
     Common stock, $0.001 par value,
      500,000,000 shares authorized,
          108,800,000 and 99,000,000
          issued and outstanding........            109             99
     Additional paid-in capital.........        138,806          1,902
     Unearned compensation..............           (540)        (2,158)
     Retained earnings..................        151,198         37,865
                                               --------       --------
          Total stockholders' equity....        289,573         37,708
                                               --------       --------
                                               $548,412       $203,581
                                               ========       ========


  The accompanying notes are an integral part of these consolidated financial statements.

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                          THREE MONTHS ENDED    NINE MONTHS ENDED
                                          -------------------  --------------------
                                             SEPTEMBER 30,        SEPTEMBER 30,
                                          -------------------  --------------------
                                            1996      1995       1996       1995
                                          --------  ---------  ---------  ---------
Revenues:
     Communication services.............  $299,623  $100,479    $776,823  $218,796
     Marketing services.................    67,036    41,844     215,991    89,985
                                          --------  --------    --------  --------
               Total revenues...........   366,659   142,323     992,814   308,781
                                          --------  --------    --------  --------

Operating expenses:
     Communication......................   162,299    59,077     427,234   128,530
     Marketing services.................   101,894    40,954     272,653    92,008
     General and administrative.........    42,312    20,907     122,736    44,670
                                          --------  --------    --------  --------
               Total operating expenses.   306,505   120,938     822,623   265,208
                                          --------  --------    --------  --------

               Operating income.........    60,154    21,385     170,191    43,573
                                          --------  --------    --------  --------

     Interest income (expense)..........     2,068       (69)      3,754      (303)
     Other income (expense).............     2,106    (2,057)      6,516    (3,049)
                                          --------  --------    --------  --------
Income before income taxes..............    64,328    19,259     180,461    40,221
                                          --------  --------    --------  --------
     Provision for income taxes.........    23,401     7,260      67,128    15,163
                                          --------  --------    --------  --------
Net income..............................  $ 40,927  $ 11,999    $113,333  $ 25,058
                                          ========  ========    ========  ========

Net income per share....................     $0.37     $0.12       $1.07     $0.26
                                          ========  ========    ========  ========

Weighted average shares and share
 equivalents outstanding................   110,925    97,201     105,931    96,720
                                          ========  ========    ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                            NINE MONTHS ENDED
                                          ---------------------
                                              SEPTEMBER 30,
                                          ---------------------
                                             1996       1995
                                          ----------  ---------
Operating activities:
     Net income.........................  $ 113,333   $ 25,058
     Adjustments to reconcile net
      income to net cash provided by
      operating activities
          Depreciation and amortization.      3,697        785
          Employee stock plan
           compensation.................      4,662      4,190
          Loss on disposal of assets....         91        --
          Losses from joint venture.....        --       3,049
          Deferred income taxes.........     22,667      8,886
          Changes in assets and
           liabilities:
               Accounts receivable, net.    (91,691)   (45,019)
               Deferred subscriber
                acquisition costs.......    (42,359)   (33,944)
               Accounts payable.........     48,573     29,462
               Commissions payable......     15,232     13,684
               Deferred management
                services fees...........     13,843     10,240
               Accrued liabilities......     17,280      7,632
               Income taxes payable.....     (4,974)    (3,041)
               Inventories and other....     (3,108)      (999)
                                          ---------   --------
          Net cash provided by
           operating activities.........     97,246     19,983
                                          ---------   --------

Investing activities:
     Proceeds from sale of assets.......         28        --
     Purchase of property and equipment.    (61,642)    (4,627)
     Purchase of short-term investments.    (98,366)       --
     Investment in joint venture........        --      (6,003)
     Advances on note receivable........        --      (6,000)
                                          ---------   --------
          Net cash used in investing
           activities...................   (159,980)   (16,630)
                                          ---------   --------

Financing activities:
     Payments of debt and capital lease
      obligations.......................       (407)    (2,926)
     Payments of dividends..............    (20,000)    (3,000)
     Net proceeds from issuance of
      common stock......................    133,870        --
                                          ---------   --------
          Net cash provided by (used
           in) financing activities.....    113,463     (5,926)
                                          ---------   --------

Net increase (decrease) in cash.........     50,729     (2,573)
     Cash, beginning of period..........     30,387      8,821
                                          ---------   --------
     Cash, end of period................  $  81,116   $  6,248
                                          =========   ========

Supplemental disclosure:
     Interest paid during the period....  $     248   $    533
     Income taxes paid during the period     53,035      9,681

  The accompanying notes are an integral part of these consolidated financial statements.

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



  The Consolidated Financial Statements include the accounts of EXCEL Communications, Inc. and its wholly-owned subsidiaries (collectively referred to as the "Company" or "EXCEL"). All significant intercompany accounts and transactions have been eliminated.

  These Consolidated Financial Statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These Consolidated Financial Statements should be read in conjunction with the notes to the financial statements in the Company's Registration Statement on Form S-1, as filed with the Securities and Exchange Commission in February 1996, as amended, and the Company's Form 10-Q for the quarterly period ended
June 30, 1996.

  The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

1.   INITIAL PUBLIC OFFERING

  In May 1996, a total of 11,500,000 shares of the Company's common stock were sold in an initial public offering ("IPO") at $15 per share. Stockholders sold 1,700,000 shares, and 9,800,000 shares were sold by the Company which resulted in net proceeds of approximately $133.9 million to the Company after deducting the expenses of the offering.

2.   MARKETING ACTIVITIES

  Marketing services revenues are primarily comprised of receipts from Independent Representatives ("IRs") and the Area Coordinators who train IRs ("ACs"). Except in certain states, IRs are required to make an initial one-time refundable application deposit with EXCEL as an expression of commitment. There is no additional cost to participate. IRs have an option to purchase a start-up package, which includes training, business forms, promotional and presentation materials, ongoing technical and administrative support services, and monthly reports. If the start-up package is purchased, the application deposit requirement is waived. In addition, EXCEL offers training positions whereby ACs, certified by the Company, provide training to new IRs. The portions of the marketing services revenues received that relate to ongoing technical and administrative support services are deferred in accordance with generally accepted accounting principles, and amortized over a period of 12 months in order to match those revenues with the costs of providing the related support services. Marketing services revenues, as reflected in the Company's Consolidated Statements of Operations, include the effect of the deferral of a portion of the cash received for management services during a period, as well as the effect of the current period amortization of amounts deferred in prior periods. The net effect of deferring and amortizing a portion of management services fees was a reduction in revenues reflected in the Company's Consolidated Financial Statements of $1.7 million and $5.1 million for the three months ended September 30, 1996 and 1995, respectively, and $13.8 million and $10.2 million for the nine months ended September 30, 1996 and 1995, respectively. These deferred revenues are reflected as deferred management services fees in the Consolidated Balance Sheets.

  Marketing services costs include commissions and the costs of providing training, business forms, promotional and presentation materials, technical and administrative support services, and monthly reports. Commissions are paid to IRs based upon the acquisition of new long distance subscribers and for long distance telephone usage by subscribers. The Company also pays commissions for the training of IRs and ACs. The portions of commissions paid that directly relate to the acquisition of long distance subscribers are capitalized in accordance with generally accepted accounting principles and amortized over a period of 12 months in order to match those

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


costs with the revenue stream from subscribers' long distance usage during the first 12 months of service to such subscribers. Marketing services costs, as reflected in the Company's Consolidated Statements of Operations, include the effect of the capitalization of the portion of commissions paid for the acquisition of new subscribers during a period, as well as the effect of the current period amortization of amounts capitalized in prior periods. The net effect of capitalizing and amortizing a portion of commissions expense was a reduction in marketing services costs reflected in the Company's Consolidated Financial Statements of $1.8 million and $18.9 million for the three months ended September 30, 1996 and 1995, respectively, and $42.4 million and $33.9 million for the nine months ended September 30, 1996 and 1995, respectively. These deferred costs are reflected as deferred subscriber acquisition costs in the Consolidated Balance Sheets in the Company's Consolidated Financial Statements. The Company's operating income, net income and net income per share assuming that subscriber acquisition costs were not capitalized and amortized were as follows (in thousands):

                            THREE MONTHS ENDED                      NINE MONTHS ENDED
                     ---------------------------------      ---------------------------------
                     SEPTEMBER 30,       SEPTEMBER 30,      SEPTEMBER 30,       SEPTEMBER 30,
                         1996                1995               1996                1995
                         ----                ----               ----                ----
Operating income       $58,398              $2,541            $127,832             $9,629
                       =======              ======            ========             ======

Net income             $39,810              $  259            $ 86,969             $3,911
                       =======              ======            ========             ======

Net income per share   $  0.36              $ 0.00            $   0.82             $ 0.04
                       =======              ======            ========             ======


3.  SHORT-TERM INVESTMENTS

  Short-term investments consist primarily of commercial paper with original maturities at date of purchase beyond three months and less than 12 months. Such short-term investments are carried at cost, which approximates fair value, due to the short period of time to maturity.

4.  CANCELLATION OF MARINE MIDLAND LINE OF CREDIT

  In August 1996, the Company terminated its revolving credit line agreement dated May 26, 1994, which was scheduled to mature on May 26, 1997. The amount available under the agreement was limited to the lesser of $10 million or the borrowing base minus any letters of credit outstanding. The early termination of this agreement resulted in the cancellation of: (i) all security interests in the Company's accounts receivable, inventories, property, and equipment, (ii) limitations on incurring additional indebtedness and paying dividends, and (iii) the required maintenance of certain financial ratios and covenants.

5.  NET INCOME PER SHARE

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

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.  INCOME TAXES

  The components of the provision for income taxes are as follows for the nine months ended September 30, 1996 and 1995 (dollars in thousands):

                                            NINE MONTHS ENDED
                                            -----------------
                                              SEPTEMBER 30,
                                              -------------
                                          1996            1995
                                          ----            ----
  Current..........................      $44,461         $ 6,277
  Deferred.........................       22,667           8,886
                                         -------         -------
       Provision for income taxes..      $67,128         $15,163
                                         =======         =======

7.  SUPPLIER AGREEMENTS

  Substantially all of the Company's switching and transmission facilities were provided by one supplier, Frontier Communication Services, Inc. ("Frontier"), in 1995 and prior periods. Pursuant to an agreement entered into in January 1996, the Company began transferring certain of its long distance traffic to IXC Long Distance, Inc. ("IXC"). In June 1996, the Company and Frontier restructured their agreement to enable the Company to utilize additional carriers to, among other things, accommodate its growth and further ease its reliance on Frontier. In May 1996, the Company entered into a non-exclusive agreement with WorldCom Network Services, Inc. ("WorldCom") to provide network switching services and dedicated access services to EXCEL's subscribers. Under the new contract, EXCEL began the migration of subscriber traffic to WorldCom's long distance network during the third quarter of 1996. The contract also calls for a $900 million cumulative commitment over four years. In June 1996, the Company entered into a non-exclusive agreement with MCI Telecommunications Corp. ("MCI") to provide network switching services and dedicated access services to EXCEL's subscribers. Under the new contract, EXCEL began migrating existing subscriber traffic to MCI's long distance network during the third quarter of 1996. The contract calls for a $5 million per month minimum commitment over the next two years. Upon completion of the transition of long distance traffic to these new carriers, all 1-plus long distance traffic will be moved from Frontier. EXCEL has agreed to leave certain calling card and personal 800 with Frontier through April 30,1999.

8.  STOCKHOLDERS' EQUITY

  Effective January 1, 1996, the Company issued 99,000,000 shares of its common stock to stockholders at a conversion rate of 1,000 shares of newly issued common stock for each share of common stock previously held. These new shares were issued pursuant to a reorganization (the "Reorganization"), which included a statutory merger whereby the Company was formed as a holding company. In addition, 500,000,000 shares of common stock were authorized. All common stock and per share amounts in the Company's Consolidated Financial Statements have been adjusted retroactively to give effect to the stock conversion and the change in authorized shares. In May 1996, the Company sold 9,800,000 shares of its common stock at $15 per share, which resulted in 108,800,000 shares outstanding and net proceeds of approximately $133.9 million to the Company after deducting the expenses of the offering.

  Subsequent to the Reorganization completed in January 1996, the Company has 10,000,000 shares of preferred stock authorized, which can be issued in one or more series with fixed designations, relative powers, preferences, rights, qualifications, limitations, and restrictions of all shares of each series, including without limitation, dividend rates, preemptive rights, conversion rights, voting rights, redemption and sinking fund provisions, liquidation preferences, and the number of shares constituting each such series, without any further vote or action by the stockholders.

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9. COMMITMENTS AND CONTINGENCIES

   LITIGATION, CLAIMS AND ASSESSMENTS

  On May 3, 1996, Linden Wood, Brad Campbell, Candy Campbell, Jerry Szeszulski, and Team Excel of Independent Representatives ("Team Excel") filed suit in state district court in Tulsa County, Oklahoma, jointly and severally, against the Company, its indirect subsidiary, EXCEL Telecommunications, Inc. ("ETI"), Stephen R. Smith, a director and the Executive Vice President of Marketing of the Company, and Kenny A. Troutt, a director and the Chief Executive Officer, President, and Chairman of the Board of the Company. Mr. Wood had been an IR for several years and was one of the top ten highest earning representatives during the first half of 1996.

  The plaintiffs have asserted claims against the Company and the individual defendants for defamation, unfair competition, and interference with contractual relations. The plaintiffs allege that the defendants have threatened to terminate the IR agreement with each of the plaintiffs and that the defendants have maliciously: published an article containing false statements about each plaintiff; engaged in actions that constitute unfair competition and trade practices; and engaged in actions that constitute interference with the alleged contractual relationships between each individual plaintiff and his or her downline IRs. The plaintiffs collectively are seeking actual damages of $105 million and punitive damages of $300 million. The plaintiffs are also seeking attorneys' fees and costs and such other relief as the court deems just and appropriate.

  On May 6, 1996, the Company and the other defendants removed this action to the United States District Court for the Northern District of Oklahoma. In May 1996, the Company terminated each of the plaintiffs as an IR for actions that the Company believes constituted a material breach of his or her IR agreement with the Company. On May 23, 1996, the Company and the other defendants filed with the American Arbitration Association ("AAA") in Dallas, Texas a demand for arbitration against each of the plaintiffs pursuant to the terms and conditions of the IR agreements with the plaintiffs seeking a declaration that they have not committed any of the acts alleged to have occurred in the lawsuit. In addition, ETI has sought a declaration that Mr. Wood, Mr. and Mrs. Campbell, and Mr. Szeszulski, by filing the lawsuit, have materially breached the arbitration provision in their IR agreements with ETI, which requires all disputes to be resolved through mandatory and binding arbitration, and seeks to recover damages. The Company and ETI have also asked for damages for Mr. Wood's claimed disparagement of the Company and ETI, as well as Mr. Wood's tortious interference with the Company and ETI's actual and prospective contractual relations.

  Also on May 23, 1996, the Company and the other defendants filed a Petition to Compel Arbitration against the same parties in the United States District Court for Northern District of Texas, Dallas Division. On May 23, 1996, the Company and the other defendants in the Oklahoma federal district court filed a Motion to Stay the Oklahoma litigation in favor of the arbitration in Dallas, Texas, which motion was granted on August 13, 1996.

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

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


dispute with these plaintiffs could lead to a decline in revenues generated from or through the efforts of these plaintiffs and their respective downlines as well as an adverse impact on the Company's relationship with IRs and the Company's ability to attract potential IRs generally, all of which could have a material adverse effect on the Company.

  On August 30, 1996, AT&T filed suit in the United States District Court for the District of Delaware against the Company, its subsidiary, Excel Communications Marketing, Inc., and ETI alleging past and continued infringement of a single patent without specifying the amount of damages. The Company denies the allegations and will vigorously defend the litigation. The Company does not use the process described in the patent or what the Company believes to be the equivalent of the patent. While this litigation is in a very preliminary stage and the outcome is uncertain, based upon the information available to the Company, the Company does not believe that these claims will have a material adverse effect on the Company's results of operations or financial position.


  LEGISLATIVE AND REGULATORY MATTERS

  On February 8, 1996, the 1996 Telecommunications Act was enacted into law. This comprehensive federal legislation will affect every sector of the telecommunications industry. Included in the new statutory provisions is the opening up of local telephone markets to competition from facilities-based and resale carriers and, subject to certain safeguards, the elimination of restrictions on Bell Operating Companies ("BOC") and GTE Operating Companies ("GTOC") entrance into the long distance telecommunications market. The FCC adopted rules to govern the introduction of these new forms of competition in its August 8, 1996 Interconnection Orders, which have been temporarily stayed by the U.S. Eighth Circuit Court of Appeals. It is unknown at this time what impact the 1996 Telecommunications Act or the Interconnection Orders will have on the Company. Depending on the nature and timing of BOC and GTOC entry into the long distance market, the Company will face significant additional competition in the provision of long distance services. However, the 1996 Telecommunications Act opens the local telephone market to competition, which, depending on the nature of such opening, the Company believes may provide opportunities to compete in the provision of local services. The Company is currently seeking certification to provide resold local exchange services in several states. As of September 30, 1996, the Company has obtained certification to provide resold local exchange services in the following states:
Connecticut, Florida, North Dakota, Kentucky, Maine, Montana, New York, New Jersey, Tennessee, Iowa, and Wisconsin.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

  EXCEL, which was formed in December 1988 and commenced operations in 1989, operates as a provider of long distance service to residential and small business subscribers. The Company believes that, based upon domestic residential long distance revenues, it ranks fourth after AT&T Corporation, MCI, and Sprint Corporation. In October 1996, the Company began offering nationwide paging services to its subscribers.

  In May 1996, a total of 11,500,000 shares of the Company's common stock were sold in an initial public offering at $15 per share. Stockholders sold 1,700,000 shares, and 9,800,000 shares were sold by the Company which resulted in net proceeds of approximately $133.9 million to the Company after deducting the expenses of the offering.

  Historically, the Company's strategy has been to build a subscriber base by innovative, cost-effective marketing techniques and high quality customer care. The Company intends to leverage the success of its network marketing system, its customer service capabilities, its bundled billing systems, and its distribution operations to deliver additional communications products and services to its subscribers. The Company's goal is to be a provider of a wide range of communications products and services. The Company intends to increase revenues from each subscriber, increase the retention of subscribers, and provide additional revenue opportunities for its IR network.

  The Company currently has agreements with Frontier, IXC, MCI, and WorldCom to provide switching services and network transmission of its long distance subscribers' traffic. The agreements with IXC, MCI, and WorldCom each contain minimum usage commitments, while the agreement with Frontier provides that Frontier is to be the exclusive carrier for certain calling card calls and personal 800 service.

  The Company's services are marketed nationwide exclusively through a network of IRs. The Company encourages IRs to enroll subscribers with whom the IRs have an ongoing relationship as a result of being a family member, friend, business associate, neighbor, or other acquaintance. This network marketing system has been selected by the Company because the Company believes it reduces net marketing costs, subscriber acquisition costs, and subscriber attrition. The Company believes that subscribers will be more likely to remain with the Company because they have been enrolled with the Company by someone with whom they have an ongoing relationship. The Company also believes that its network marketing system will continue to build a base of potential subscribers for additional services and products.

  Historically, the Company's growth in communication services revenues and marketing services revenues and subscriber growth has been directly affected by the growth in new IRs. The growth in new IRs and subscribers slowed during the second and third quarters of 1996, which the Company believes occurred as the result of numerous factors including the inability of the Company's long distance transmission carriers at that time to add the network capacity necessary to handle the Company's significant growth in long distance traffic. During the third quarter of 1996, the Company resolved its network capacity issues by migrating a significant portion of its long distance traffic to WorldCom, MCI, and IXC, and the Company initiated a temporary promotion designed to strengthen IR and subscriber growth whereby amounts paid to IRs for the acquisition of new customers were increased. The Company believes that while a portion of the growth in the Company's revenues will continue to be dependent on the addition of new IRs, this dependence will lessen as the Company continues to offer additional products and services to the existing subscriber base resulting in an increase in revenue per subscriber.

  The Company's revenues consist of sales revenues for communication services and marketing services. Revenues for communication services, as reflected in the Company's Consolidated Financial Statements, are net of the effect of certain adjustments, including those for unbillable call records. The Company's long distance subscribers are located throughout the United States, and the Company completes subscriber calls to all directly dialable locations worldwide. The Company bills its subscribers for long distance usage based on the type of calls, time of calls, duration of calls, the terminating phone numbers, and each subscriber's rate plan in effect at the time of the call.

  Marketing services revenues are primarily comprised of receipts from IRs and ACs. Except in certain states, IRs are required to make an initial refundable application deposit with EXCEL as an expression of commitment. There is no additional cost to participate. IRs have an option to purchase a start-up package, which includes training, business forms, promotional and presentation materials, ongoing technical and administrative support services, and monthly reports. If the start-up package is purchased, the application deposit requirement is waived. In addition, EXCEL offers training positions whereby ACs, certified by the Company, provide training to new IRs. The portions of the marketing services revenues received that relate to ongoing technical and administrative support services are deferred and amortized over a period of 12 months in order to match those revenues with the costs of providing the related support services.

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

  Marketing services costs are directly related to the Company's marketing activities. Marketing services costs include commissions and the costs of providing training, business forms, promotional and presentation materials, technical and administrative support services, and monthly reports. Commissions are paid to IRs based upon the acquisition of new long distance subscribers and for long distance telephone usage by subscribers. The Company also pays commissions for the training of IRs and ACs. The portions of commissions paid that directly relate to the acquisition of long distance subscribers are capitalized and amortized over a period of 12 months in order to match those costs with the revenue stream from subscribers' long distance usage during the first 12 months of service to such subscribers.

  General and administrative expenses consist of the costs of providing teleservices and other support services for subscribers, billing and collecting long distance revenues, and the costs of the information systems and personnel required to support the Company's operations and growth.


RESULTS OF OPERATIONS

  THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

  Revenues.     Total revenues increased 158% to $366.7 million for the three months ended September 30, 1996 from $142.3 million for the three months ended September 30, 1995. The increase in revenues was primarily due to increases in long distance minutes of usage by subscribers and in the number of applications from new IRs. Marketing services revenues as a percentage of total revenues have decreased to 18.3% for the three months ended September 30, 1996 from 29.4% for the three months ended September 30, 1995. This decrease as a percentage of total revenues is due in part to communication services revenues growing at a faster rate than marketing services revenues because of continued focus on expanding the subscriber base.

  Communication services revenues increased 198% to $299.6 million for the three months ended September 30, 1996 from $100.5 million for the three months ended September 30, 1995. Long distance minutes of usage increased 186% to 1,679,957,000 minutes for the three months ended September 30, 1996 from 586,951,000 minutes for the three months ended September 30, 1995. Included in communication services revenues is the effect of a rate increase, which took effect in the second quarter of 1996. This increase in rates increased long distance revenues per minute by 4.1% to 17.8 cents per minute for the three months ended September 30, 1996 from 17.1 cents per minute for the three months ended September 30, 1995. As a result of this rate increase, average rates for domestic interstate and intrastate calls were increased approximately 0.5 cents per minute in the second quarter of 1996. During June and July of 1996, the Company experienced network capacity issues due to the inability of the Company's long distance transmission carriers to add the network capacity necessary to handle the Company's significant growth in long distance traffic. The Company believes that the blockage experienced in several states as a result of the network capacity problems resulted in a loss of subscribers as well as a reduction in minutes of usage during the third quarter. By the end of the third quarter of 1996, the Company resolved its network capacity issues by migrating a significant portion of its long distance traffic to WorldCom, MCI, and IXC.

  Marketing services revenues increased 60% to $67.0 million for the three months ended September 30, 1996 from $41.8 million for the three months ended September 30, 1995. These revenues increased primarily due to growth in applications from new IRs to 215,542 applications received during the three months ended September 30, 1996, from 136,117 applications received during the three months ended September 30, 1995.

  Operating Expenses.   Communication charges increased 175% to $162.3 million
for the three months ended September 30, 1996 from $59.1 million for the three months ended September 30, 1995. Communication charges decreased to 9.7 cents per minute for the three months ended September 30, 1996 from 10.1 cents per minute for the three months ended September 30, 1995. As a percentage of long distance revenues, communication charges were 54.2% for the three months ended September 30, 1996 compared to 58.8% for the three months ended September 30, 1995. This decrease in communication charges as a percentage of long distance revenues reflects the reduction in rates from the Company's long distance carrier that were implemented from April 1995 through February 1996, and the lower rates associated with migrating long distance traffic to WorldCom, MCI and IXC. Communication charges as a percentage of long distance revenues were also impacted by an increase in interstate and intrastate rates charged to the Company's long distance subscribers in the second quarter of 1996.

  Total marketing services costs increased 149% to $101.9 million for the three months ended September 30, 1996 from $41.0 million for the three months ended September 30, 1995. This increase is primarily due to growth in new IRs.

  General and administrative expenses increased 102% to $42.3 million for the three months ended September 30, 1996 from $20.9 million for the three months ended September 30, 1995. As a percentage of long distance revenues, general and administrative expenses were 14.1% for the three months ended September 30, 1996 compared to 20.8% for the three months ended September 30, 1995. Despite the overall increase in expense, the September 30, 1996 decrease as a percentage of revenues is attributed to the gaining of economies of scale relative to growth in the business.

  Total operating income increased 181% to $60.2 million for the three months ended September 30, 1996 from $21.4 million for the three months ended September 30, 1995. As a percentage of long distance revenues, operating income was 20.1% for the three months ended September 30, 1996 compared to 21.3% for the three months ended September 30, 1995.

  Included in other income (expense) for the three months ended September 30, 1996 is approximately $2.1 million of income related to the sale of the Company's 49% investment in a joint venture. In addition, the Company's interest income (expense) increased to $2.1 million for the three months ended September 30, 1996 from $(69,000) for the three months ended September 30, 1995. The increase in interest income (expense) was primarily due to additional interest income generated by the investment of cash proceeds received from the sale of the Company's common stock in the IPO in May 1996.

  NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

  Revenues.     Total revenues increased 222% to $992.8 million for the nine months ended September 30, 1996 from $308.8 million for the nine months ended September 30, 1995. The increase in revenues was primarily due to increases in long distance minutes of usage by subscribers and in the number of applications from new IRs. Marketing services revenues as a percentage of total revenues have decreased to 21.8% for the nine months ended September 30, 1996 from 29.1% for the nine months ended September 30, 1995. This decrease as a percentage of total revenues is due in part to communication services revenues growing at a faster rate than marketing services revenues because of continued focus on expanding the subscriber base.

  Communication services revenues increased 255% to $776.8 million for the nine months ended September 30, 1996 from $218.8 million for the nine months ended September 30, 1995 due primarily to an increase in long distance minutes of usage to 4,461,727,000 minutes for the nine months ended September 30, 1996 from 1,242,887,000 minutes for the nine months ended September 30, 1995. During June and July of 1996, the Company experienced network capacity issues due to the inability of the Company's long distance transmission carriers to add the network capacity necessary to handle the Company's significant growth in long distance traffic. The Company believes that the blockage experienced in several states as a result of the network capacity problems resulted in a loss of subscribers as well as a reduction in minutes of usage during the third quarter of 1996. By the end of the third quarter of 1996, the Company resolved its network capacity issues by migrating a significant portion of its long distance traffic to WorldCom, MCI, and IXC.

  Marketing services revenues increased 140% to $216.0 million for the nine months ended September 30, 1996 from $90.0 million for the nine months ended September 30, 1995. These revenues increased primarily due to growth in applications from new IRs to 682,217 applications received during the nine months ended September 30, 1996, from 288,101 applications received during the nine months ended September 30, 1995.

  Operating Expenses.   Communication charges increased 232% to $427.2 million
for the nine months ended September 30, 1996 from $128.5 million for the nine months ended September 30, 1995. Communication charges were 9.6 cents per minute for the nine months ended September 30, 1996 compared to 10.3 cents per minute for the nine months ended September 30, 1995. As a percentage of long distance revenues, communication charges were 55.0% for the nine months ended September 30, 1996 compared to 58.7% for the nine months ended September 30, 1995. This decrease in communication charges as a percentage of long distance revenues reflects the reduction in rates from the Company's long distance carrier that was implemented from April 1995 through February 1996 and the lower rates associated with migrating long distance traffic to WorldCom, MCI and IXC.

  Total marketing services costs increased 196% to $272.7 million for the nine months ended September 30, 1996 from $92.0 million for the nine months ended September 30, 1995. This increase is primarily due to growth in new IRs.

  General and administrative expenses increased 174% to $122.7 million for the nine months ended September 30, 1996 from $44.7 million for the nine months ended September 30, 1995. The increase was primarily driven by the growth in the Company's communication operations and was due in part to the cost of building the Company's management team and information systems necessary to support the growth in the business and enhance service to long distance subscribers. As a percentage of long distance revenues, general and administrative expenses were 15.8% for the nine months ended September 30, 1996 compared to 20.4% for the nine months ended September 30, 1995. Despite the overall increase in expenses, the September 30, 1996 decrease as a percentage of revenues is attributed to the gaining of economies of scale relative to growth in the business.

  Total operating income increased 290% to $170.2 million for the nine months ended September 30, 1996 from $43.6 million for the nine months ended September 30, 1995. As a percentage of long distance revenues, operating income was 21.9% for the nine months ended September 30, 1996 compared to 19.9% for the nine months ended September 30, 1995. The increase in operating income as a percentage of long distance revenues was primarily due to a decrease in communication charges per minute of usage and the decrease in general and administrative expenses as a percentage of long distance revenues.

  Included in other income (expense) for the nine months ended September 30, 1996 is approximately $6.2 million of income related to the sale of the Company's 49% investment in a joint venture. In addition, the Company's interest income (expense) increased to $3.8 million for the nine months ended September 30, 1996 from $(303,000) for the nine months ended September 30, 1995. The increase in interest income (expense) was primarily due to additional interest income generated by the investment of cash proceeds received from the sale of the Company's common stock in the IPO in May 1996.


LIQUIDITY AND CAPITAL RESOURCES

  As of September 30, 1996, the Company had cash and cash equivalents and short-term investments of $179.5 million and working capital of $189.4 million. In August 1996, the Company terminated its revolving credit line agreement dated May 26, 1994, which was scheduled to mature on May 26, 1997. The amount available under the agreement was limited to the lesser of $10 million or the borrowing base minus any letters of credit outstanding. The early termination of this agreement resulted in the cancellation of: (i) all security interests in the Company's accounts receivable, inventories, property, and equipment, (ii) limitations on incurring additional indebtedness and paying dividends, and (iii) the required maintenance of certain financial ratios and covenants.

  The Company's operating activities provided cash of approximately $97.2 million for the nine months ended September 30, 1996 and $20.0 million for the nine months ended September 30, 1995. The increase is primarily due to the significant growth in revenues and net income for the nine months ended September 30, 1996 as compared to the same period in 1995.

  The Company's investing activities consisted primarily of property and equipment purchases of $61.6 million and short-term investments, consisting primarily of commercial paper, of $98.4 million for the nine months ended September 30, 1996. Investing activities during the nine months ended September 30, 1995 include purchases of property and equipment of $4.6 million and capital contributions of $6.0 million to obtain a 49% interest in a joint venture. The joint venture was formed for the purpose of obtaining and operating a long distance network to provide telecommunications services to the Company and other long distance providers. Subsequent to December 31, 1995, the Company sold its entire 49% interest in the joint venture for a sales price of $6.2 million. The Company advanced $6.0 million to an employee stock ownership plan during 1995.

  Total cash generated from (used for) financing activities was $113.5 million for the nine months ended September 30, 1996 and $(5.9) million for the nine months ended September 30, 1995. The increase in cash generated from financing activities for the nine months ended September 30, 1996 was primarily due to proceeds from the Company's IPO in May 1996, which resulted in net proceeds of approximately $133.9 million to the Company after deducting the expenses of the offering. In addition, other financing activities have consisted of payments of debt and capital lease obligations and payments of dividends. In the nine month period ended September 30, 1996, the Company made payments on debt and capital lease obligations of $407,000 and payments of dividends of approximately $20.0 million declared in December 1995 to its then existing stockholders.

  The Company believes that the net proceeds from the common stock offered by the Company in its IPO in May 1996, together with existing sources of liquidity and anticipated funds from operations, will be sufficient to fund its capital expenditures, working capital, and other cash requirements through the end of 1997.

LITIGATION, CLAIMS AND ASSESSMENTS

  Information pertaining to the Company's litigation is included in Note 9 to the Company's Consolidated Financial Statements.


LEGISLATIVE AND REGULATORY MATTERS

  Information pertaining to legislative and regulatory matters is included in
Note 9 to the Company's Consolidated Financial Statements.

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Information pertaining to this item is incorporated from Part I. Financial Information (Item 1. Financial Statements -- Note 9 to Consolidated Financial Statements -- Commitments and Contingencies -- Litigation, Claims, and Assessments and Legislative and Regulatory Matters).

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

         (b) Reports on Form 8-K:

             1) Current report on Form 8-K dated August 21, 1996 regarding appointment of Ron McDougall to EXCEL's Board of Directors.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             EXCEL COMMUNICATIONS, INC.



Date:  November 8, 1996                      /s/ John J. McLaine
                                             ----------------------------------

                                                    John J. McLaine
                                                    Executive Vice President,
                                                    Chief Financial Officer
                                                    and Secretary



Date:  November 8, 1996                      /s/ Craig E. Holmes
                                             -----------------------------------

                                                    Craig E. Holmes
                                                    Vice President and
                                                    Chief Accounting Officer

EXHIBIT INDEX


The following exhibits are included in this Quarterly Report on Form 10-Q:

Exhibit Number                         Exhibit Description
--------------                         -------------------

        3.1 Certificate of Incorporation of the Company dated December 19, 1995, as amended January 11, 1996 (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-1076))

        3.2 Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-1076))

        4.1 Specimen Certificate for Common Stock of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-1076))

       10.1                  Reseller Agreement by and between PageMart, Inc.
                             and Excel Telecommunications, Inc. dated March 20, 1996, amended as of September 30, 1996, including addenda and exhibits.*

       11                    Computation of Net Income per Share

       27                    Financial Data Schedule as of September 30, 1996

* Confidential treatment requested. A series of XXX's have been inserted in these exhibits to indicate redactions in such exhibits for which confidential treatment has been requested. The redacted portions of these agreements have been separately filed with the Secretary of the Commission.