Form 10-K
period 1996-12-31
EXCEL COMMUNICATIONS INC
filed 1997-02-13
CIK 1007323

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

  [X]Annual Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

    For the fiscal year ended December 31, 1996

                                      or

  [_]Transition Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

    For the transition period from        to

                        Commission File Number 1-14322

                          EXCEL COMMUNICATIONS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 75-2624939
                                            (IRS EMPLOYER IDENTIFICATION NO.)
   (STATE OR OTHER JURISDICTION OF
   INCORPORATION OR ORGANIZATION)

       8750 NORTH CENTRAL EXPRESSWAY, SUITE 2000, DALLAS, TEXAS   75231
                     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

                                (214) 863-8000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          Securities registered pursuant to Section 12(b) of the Act:

            TITLE OF CLASS                   NAME OF EACH EXCHANGE ON WHICH
                                                       REGISTERED


    Common Stock, $.001 par value                New York Stock Exchange


          Securities registered pursuant to Section 12(g) of the Act:

                                     None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X   No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any adjustment to this Form 10-K. [x]

  The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of February 12, 1997, computed by reference to the closing sales price of the registrant's Common Stock on the New York Stock Exchange on such date, was approximately $627,570,857.

  As of February 12, 1997, the registrant had outstanding 108,800,000 shares of $.001 par value common stock.

  The following documents are incorporated by reference into the part of this annual report on Form 10-K as indicated:

    Portions of the registrant's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           EXCEL COMMUNICATIONS, INC.

                        1996 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           NO.
                                                                           ----
                                  PART I
 Item  1. Business......................................................     1
 Item  2. Properties....................................................     8
 Item  3. Legal Proceedings.............................................     8
 Item  4. Submission of Matters to a Vote of Security Holders...........    10
                                 PART II
 Item  5. Market for the Registrant's Common Equity and Related
           Stockholder Matters..........................................    10
 Item  6. Selected Financial Data.......................................    11
 Item  7. Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................    12
 Item  8. Financial Statements and Supplementary Data...................    17
 Item  9. Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosures....................................    32
                                 PART III
 Item 10. Directors and Executive Officers of the Registrant............    32
 Item 11. Executive Compensation........................................    32
 Item 12. Security Ownership of Certain Beneficial Owners and
           Management...................................................    32
 Item 13. Certain Relationships and Related Transactions................    32
                                 PART IV
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form
           8-K..........................................................    32
 Signatures..............................................................   33

                                    PART I

ITEM 1. BUSINESS

  EXCEL Communications, Inc. ("EXCEL" or the "Company"), which was formed in 1988 and commenced operations in 1989, is one of the fastest growing providers of long distance telecommunications services in the United States. The Company ranks fourth after AT&T Corp. ("AT&T"), MCI Telecommunications Corp. ("MCI"), and Sprint Corporation ("Sprint"), based upon domestic residential long distance revenues, and ranks fifth overall based on the number of presubscribed lines. The Company markets its services through a network marketing system of independent representatives ("IRs"), which has contributed to its significant growth since January 1, 1993. This marketing channel is highly effective because the IRs are encouraged to recruit subscribers with whom they have an ongoing relationship and because of the Company's competitively-priced products and services. The Company's revenues were $30.8 million for 1993, $152.2 million for 1994, $506.7 million for 1995, and $1.4 billion for the year ended December 31, 1996, while net income was $2.4 million, $15.9 million, $44.4 million, and $144.4 million, respectively, for the same periods. The Company's pricing structure is regularly reviewed so that subscribers of the Company's long distance service generally pay less than they would for AT&T, MCI, or Sprint long distance service. In addition, the Company currently provides value-added services to its subscribers, such as calling cards, 800 service, and international telecommunications service. The Company began providing nationwide paging services in October 1996.

  The Company's products and services are marketed nationwide through a network of IRs. The Company encourages IRs to enroll subscribers with whom the IRs have an ongoing relationship as a result of being a family member, friend, business associate, neighbor, or other acquaintance. The Company also encourages, but does not require, the IRs to use the Company's products and services and to communicate the results of their use of such products and services to their subscribers. This network marketing system has been selected by the Company because the Company believes it reduces net marketing costs, subscriber acquisition costs, and subscriber attrition. The Company believes that subscribers will be more likely to remain with the Company because they have been enrolled with the Company by someone with whom they have an ongoing relationship. The Company also believes that its network marketing system will continue to build a base of potential subscribers for additional services and products. The Company does not require a person to be an IR in order to be a subscriber. The Company's network marketing system is particularly attractive to prospective IRs because of the potential for supplemental income and because the IRs are not required to purchase any inventory, have no monthly sales quotas or account collection issues, have minimal paperwork, and have a flexible work schedule. The sales efforts of IRs are supported through various means, including Company-sponsored training held periodically throughout the year and motivational satellite broadcast television shows broadcast four times a week.

INDUSTRY BACKGROUND

  The present long distance telecommunications marketplace was principally shaped by the 1984 divestiture by AT&T of its 22 Bell Operating Companies ("BOCs"). As part of the AT&T Divestiture Decree ("the AT&T Decree"), the United States was divided into geographic areas known as Local Access Transport Areas ("LATAs"). The local exchange carriers ("LECs"), which include the Bell Operating Companies and independent LECs, provide local telephone service, local access services and short-haul toll service. Interexchange carriers ("IXCs"), including the Company, and certain independent local exchange carriers provide long distance service between LATAs (interLATA traffic) and within LATAs. The current structure of the industry is subject to change as the impact of recently enacted legislation is realized. See "-- Regulation," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Impact of New Telecommunications Legislation."

  According to a recent Federal Communications Commission ("FCC") report, revenues of the U.S. long distance telecommunications industry were approximately $72 billion in 1995. The industry is highly competitive and is dominated by four carriers, AT&T, MCI, Sprint, and WorldCom, Inc. ("WorldCom") which together in 1996 accounted for approximately 86% of the overall market according to a recent FCC report. The remainder of the market share is held by several large regional long distance companies, some with national capabilities such as the Company, Frontier Communications Services, Inc. ("Frontier"), Cable & Wireless Communications, Inc., and LCI International, Inc., and by several hundred smaller companies. According to this FCC report, while industry revenues grew at a compound annual rate of over 5% during the period from 1989 through 1995, the revenues of all carriers other than AT&T, MCI, Sprint, and WorldCom grew in the aggregate at an annual compound rate of over 16% during the same period.

LONG DISTANCE PRODUCTS AND SERVICES

  The Company offers a variety of long distance and value-added services and products to its long distance subscribers in equal access areas, which currently include residential service, commercial service, 800 service, international service, directory assistance and calling cards. The Company's tariffed rates, coupled with its discounts and six-second increment billing for many of its products result in the Company's long distance subscribers generally paying less than they would for AT&T, MCI, or Sprint long distance service.

  The Company currently offers five residential services including the Company's primary "1-plus" product which bills customers at a discounted rate based on time of day. In addition, the Company recently began offering a residential flat rate service which the Company believes competes favorably against flat rate programs offered by other major long distance service providers. The Company also offers an 800 service product to its residential subscribers which allows subscribers to call home on an 800 number or provide a toll-free number for family members to call home.

  The Company's commercial services include "1-plus" and toll-free 800 services designed for small to large-sized businesses. The commercial service may also include volume discounts and separate billing information for the different phones within the business.

PAGING

  In March 1996, the Company entered into a Reseller Agreement (the "Reseller Agreement") with PageMart, Inc. ("PageMart"), which is in the business of providing paging and wireless communications products and services. Under the Reseller Agreement, PageMart is required to provide, on a non-exclusive basis, paging products and services to the Company, including Narrowband PCS products when they become available to PageMart's customers, which may be resold nationwide by the Company to its paging subscribers under the common law service mark "EXCEL PAGING."

  In October 1996, the Company began offering both alphanumeric and numeric pagers to its subscribers through the IRs. The paging services range from local to national, and the Company offers a range of value-added paging services, including voice mail, universal 800, and personal assistant greetings.

MARKETING

  IRs are compensated based on the acquisition of subscribers and their long distance usage and paging air time usage. IRs receive subscriber acquisition commissions only after, among other things, subscribers sign up for the Company's long distance service or paging service. IRs receive commissions on the long distance usage and paging air time usage of subscribers who they have personally signed up. In addition, while the Company does not pay a commission to IRs for introducing new IRs to the Company, IRs do receive subscriber acquisition commissions and long distance and paging air time usage commissions for subscribers signed up by certain other IRs they have recruited directly themselves or indirectly, as in the case of subscribers recruited by other IRs in their downline. Certain performance criteria must be maintained in order to qualify to receive all such commissions.

 Training and Marketing Support

  The Company provides training to all IRs who have purchased the optional management services program. The training includes a detailed explanation of the Company's products, the IR compensation plan, and the use of the various marketing tools available to the IR. The Company publishes a monthly newsletter for the IRs providing informative and motivational articles (the "Communicator"), as well as recognizing IR achievements. The Company also broadcasts motivational and training shows to the IRs who have purchased a satellite dish via transmission on a private band ("Excelevision") four times weekly. The Communicator and Excelevision allow the Company to keep the IRs up to date on new promotions, products, developments, and changes to the Company's policies and procedures. The Company also offers for sale through its catalogs a wide variety of marketing tools, audio and videotapes, visual aids, desk accessories, and clothing and novelty items designed to assist IRs in their marketing efforts and to promote name recognition of the Company. The Company regularly updates its marketing materials to reflect the Company's available services and products and timely information about the Company. The Company holds an annual convention, known as "Excelebration(TM)," for IRs each year. This event provides recognition to the top performers, direct access to senior management, and a chance for IRs to share experiences and develop support systems. The Company also participates throughout the country in rallies that current IRs and potential new IRs attend to learn more about the Company.

  The Company is currently operating three service centers staffed by service agents who have automated systems to answer IR questions and provide IR support. This system includes a current database of all IRs, their downlines, and their subscribers. During 1995, the Company added an interactive voice recognition system that allows IRs 24-hour access to information through their touch-tone phones. In addition, the Company has developed a proprietary commission processing system to process the high volumes of data necessary to calculate commissions on long distance and paging usage, commissions on the acquisition of long distance and paging subscribers, and commissions on IR training. This system incorporates the provisions of the Company's marketing program to prepare monthly downline reports and commission payment details to IRs.

SUBSCRIBER CARE

  The Company strives to provide high quality subscriber care and support and believes that personal contact with its subscribers through IRs and customer service representatives is a significant factor in subscriber acquisition and retention. The Company encourages IRs to contact each of their subscribers on a monthly basis to keep the subscriber satisfied with the Company's long distance and paging service.

  The Company operates three customer service centers staffed by the Company's customer service employees, who have completed a certification and training program provided by the Company. To enhance the effectiveness of the customer service representatives, the Company, in addition to the initial training program, provides ongoing training to all customer service representatives. The Company's customer service department uses on-line, real-time automated systems that (i) interface with the marketing database to obtain related IR information, (ii) provide notes from all prior contacts with the subscriber, and (iii) provide a complete account and payment history for subscribers directly billed by the Company. Through this proprietary contact management software, the Company is able to provide a high level of subscriber care. The Company also provides subscriber support on a multilingual basis.

LONG DISTANCE SUPPLIERS

  Substantially all of the Company's switching and transmission facilities were provided by one supplier, Frontier, in 1995 and prior periods. Pursuant to an agreement entered into in January 1996, the Company began transferring certain of its long distance traffic to IXC Long Distance. The Company's agreement with IXC Long Distance includes a commitment to purchase a minimum of 70 million minutes of long distance usage per month beginning October 1996 and continuing for five years or until certain other conditions are met. In June 1996, the Company and Frontier restructured their agreement to enable the Company to utilize additional carriers to, among other things, accommodate its growth and further ease its reliance on Frontier. In May 1996, the Company entered into a non-exclusive agreement with WorldCom to provide network switching services and dedicated access services to EXCEL's subscribers. Under the new contract, EXCEL began the migration of subscriber traffic to WorldCom's long distance network during the third quarter of 1996. The WorldCom contract calls for a $900 million cumulative commitment over four years. In June 1996, the Company entered into a non-exclusive agreement with MCI to provide network switching services and dedicated access services to EXCEL's subscribers. Under the new contract, EXCEL began migrating existing subscriber traffic to MCI's long distance network during the third quarter of 1996. The MCI contract calls for a $5 million per month minimum commitment over the next two years. Upon completion of the transition of long distance traffic to these new carriers, all 1-plus long distance traffic will be moved from Frontier. The Company is currently meeting all minimum commitments under the MCI, WorldCom, and IXC Long Distance contracts.

DEVELOPMENT OF A TELECOMMUNICATIONS NETWORK

  As the volume of the Company's traffic has reached sufficient levels in certain markets, the Company now intends to commence the development of its own nationwide long distance network, which will include, among other things, acquiring or leasing switches and dedicated transmission lines. The Company believes that the development of a telecommunications network will reduce its dependence on Frontier, MCI, WorldCom, and IXC Long Distance, protect the Company from future network disruption, provide additional services to its subscribers, and ultimately reduce expenses associated with the transmission of long distance calls. The Company may incur substantial indebtedness and fixed operating costs in acquiring or leasing the switches and dedicated transmission lines needed to develop a telecommunications network, which could be a departure from historical operations. In addition, the FCC is in the process of repricing the local transport component of the access charges paid to the LECs to complete a long distance call, and such repricing could affect the economies associated with developing a telecommunications network. As a result, while the development of a telecommunications network is an important part of the Company's strategy in the future, there can be no assurance that development of a telecommunications network will be completed or, if completed, will be beneficial to the Company. In addition, the Company currently does not own or operate a telecommunications network, and the Company has limited experience operating as a switch-based carrier. The Company recently signed a contract with Lucent Technologies Inc. for the acquisition of network switches which the Company expects to begin deploying in the second quarter of 1997.

COMPETITION

 Long Distance Communications Services

  The long distance telecommunications market is highly competitive. The principal competitive factors affecting the Company's market share are pricing, customer service, and diversity of products, services and features. The Company's ability to compete effectively will depend on its continued ability to maintain high quality, market-driven services at prices generally equal to or below those charged by its competitors.

  Several of the Company's competitors are substantially larger and have substantially greater financial and technical resources. As the Company grows, it expects to face increased competition, particularly from AT&T, MCI, and Sprint. The Company also competes with regional IXCs and resellers for interLATA long distance services and with local exchange carriers for interLATA and intraLATA long distance services. The Company's pricing strategy is to keep its rates generally below those of AT&T, MCI, and Sprint. Competition within the industry is expected to increase as a result of LECs being permitted to provide long distance service as a result of the passage of the Telecommunications Act of 1996. See "--Regulation."

  Legislative, judicial, and technological factors have helped to create the foundation for smaller long distance providers to emerge as viable competitive alternatives to AT&T, MCI, and Sprint for long distance telecommunication services. The FCC has required that all IXCs allow the resale of their services, and the AT&T Decree substantially eliminated different access arrangements as distinguishing features among long distance carriers. In recent years, national and regional network providers have substantially upgraded the quality and capacity of their domestic long distance networks, resulting in significant excess transmission capacity for voice and data communications. Due to anticipated advances in telecommunications transmission technology, the Company expects the resale of excess transmission capacity to continue to be an important factor in long distance telecommunications.

  Telecommunication companies compete for subscribers based on price, among other things, with major long distance carriers conducting extensive advertising campaigns to capture market share. The Company does not incur the costs of advertising campaigns or many of the routine sales and marketing costs of the four largest long distance carriers, which the Company believes has provided it with favorable operating margins, as compared with the four largest long distance carriers.

 Local Communications Services

  The 1996 Telecommunications Act includes certain prohibitions on AT&T, MCI, and Sprint, from jointly marketing their long distance services with local phone services acquired from the Regional Bell Operating Companies ("RBOCs") for a specified period ending on the earlier of BOC receipt of in-region long distance authority or February 8, 1999. Because the Company does not meet such threshold, such prohibition does not currently apply to it. Consequently, during the time period that the prohibition is in effect in a particular state, the Company, upon receipt of all necessary regulatory approvals to provide local resale services, will be the only one of the four leading providers of residential long distance phone service able to resell the local phone service products of the RBOCs and jointly market those products with its long distance service. However, if during that time period a company were to build a facilities-based network that could compete with the BOCs in providing local residential phone service, AT&T, MCI, Sprint, and any long distance carrier serving more than five percent of the nation's presubscribed access lines could jointly market that company's local phone service with their long distance service. See "--Regulatory Developments" and "--Regulation."

REGULATORY DEVELOPMENTS

  The 1996 Telecommunications Act opens the local phone services market to competition by requiring LECs to permit interconnection to their networks and establishing, among other things, LEC obligations with respect to unbundled access, resale, number portability, dialing parity, access to rights-of-way, and mutual compensation. The legislation also codifies the LECs' equal access and nondiscrimination obligations and preempts inconsistent state regulation. In addition, the legislation contains special provisions that eliminate the AT&T Decree and the GTE Decree, thereby eliminating certain restrictions on the BOCs and GTE Operating Companies ("GTOCs") from providing long distance services and engaging in telecommunications equipment manufacturing. These new statutory provisions permit the BOCs to enter the long distance market. As of the date of enactment of the legislation, a BOC is no longer restricted from providing interLATA long distance service outside of those markets in which it provides local exchange service (referred to as "out-of-region" long distance service). A BOC may provide long distance service within the regions in which it also provides local exchange service (referred to as "in-region" service) if it satisfies certain procedural and substantive requirements and upon obtaining FCC approval. The GTOCs are permitted to enter the long distance market as of the date of enactment without regard to limitations by region, although the necessary state and/or federal regulatory approvals that are otherwise applicable to the provision of intrastate and/or interstate long distance service will need to be obtained, and the GTOCs are subject to the provisions of the 1996 Telecommunications Act that impose interconnection and other requirements on LECs.

  The Company expects that all of the BOCs will seek to provide out-of-region long distance service. Certain of them have already taken steps to provide out-of-region service in multiple states. It is not known when, and under what specific condition, other applications will be granted by the state regulatory commissions in those states. It is also expected that many or all of the BOCs will seek authority from the FCC to provide in-region long distance service.

  As required by the 1996 Telecommunications Act, in August 1996, the FCC adopted new rules implementing certain provisions of the 1996 Telecommunications Act (the "Interconnection Orders"). These rules are designed to implement the pro-competitive, deregulatory national policy framework of the new statute by removing or minimizing the regulatory, economic, and operational impediments to competition for facilities-based and resold local services, including switched local exchange service. Although setting minimum, uniform, national rules, the Interconnection Orders also rely heavily on states to apply these rules and to exercise their own discretion in implementing a pro-competitive regime in their local telephone markets. The Interconnection Orders are primarily important to the Company at this time insofar as they establish the basis for the cost to the Company of providing resold local services. Consistent with the 1996 Telecommunications Act, the Interconnection Orders require incumbent LECs to offer their telecommunications services at retail prices minus avoided costs. The Interconnection Orders also require, among other things, that intraLATA presubscription (pursuant to which LECs must allow customers to choose different carriers for intraLATA toll service without having to dial extra digits) be implemented no later than February 1999. Petitions seeking reconsideration of one or more aspects of the Interconnection Orders have been filed with the FCC and are pending. Also, the Interconnection Orders have been appealed to various U.S. Court of Appeals. These appeals have been consolidated into proceedings currently pending before the U.S. Eighth Circuit Court of Appeals. Certain of the rules adopted in the Interconnection Orders, including rules that concern the pricing of local services such as resold local service, have been stayed by the Court. The Company believes the trend toward increased competition and deregulation of the telecommunications industry will be accelerated by the 1996 Telecommunications Act and subsequent developments.

  The 1996 Telecommunications Act also addresses a wide range of other telecommunications issues that will potentially impact the Company's operations, including a sunset provision pertaining to when safeguards designed to prevent BOCs from capitalizing on their local exchange monopolies will cease to apply; provisions pertaining to regulatory forbearance by the FCC; the imposition of additional liability for the unauthorized switching of subscribers' long distance carriers; the creation of new opportunities for competitive local service providers; provisions pertaining to interconnection; provisions pertaining to universal service and access charge reform; and requirements pertaining to the treatment and confidentiality of subscriber network information. The legislation requires the FCC to conduct a large number of proceedings to adopt rules and regulations to implement the new statutory provisions and requirements. It is unknown at this time precisely the nature and extent of the impact that the legislation and regulatory developments will have on the Company.

  The Company has applied for authority to expand its existing state authorizations to provide resold local exchange service in certain states. As a result of the opening of this market, the Company is in the process of obtaining state authority, where necessary, to provide resold local services as a complement to its long distance services. Resold local exchange service is a new service development, and there can be no assurance of how local exchange resale will be implemented or what effect it will have on competition within the telecommunications industry generally or on the competitive position of the Company specifically. To the extent that the Company converts from a switchless reseller to a switched-based reseller or a facilities-based carrier, modification or amendment of the Company's state certifications may be required. As of December 31, 1996, the Company is certified to provide resold local exchange services in the following states: Alabama, Connecticut, Delaware, Florida, Kentucky, North Dakota, Maine, Minnesota, Montana, New York, New Jersey, North Carolina, South Dakota, Tennessee and Wisconsin, and the Company's applications are pending in several other states.

REGULATION

  The terms and conditions under which the Company provides communications services are subject to government regulation. Federal laws and FCC regulations generally apply to interstate telecommunications, while particular state regulatory authorities generally have jurisdiction over telecommunications that originate and terminate within the same state. In addition, the Company's network marketing system is or may be subject to or affected by extensive federal and state regulation.

 Federal

  The Company is classified by the FCC as a non-dominant carrier, and therefore is subject to minimal federal regulation. After the recent reclassification of AT&T as a non-dominant carrier in its provision of domestic services, only the LECs are classified as dominant carriers for the provision of interstate access services. As a consequence, the FCC regulates many of the rates, charges, and services of the LECs to a greater degree than the Company. The FCC has proposed that the BOCs offering out-of-region interstate interexchange services be regulated as non-dominant carriers, as long as such services are offered by an affiliate of the BOC that complies with certain structural separation requirements, which may make it easier for the BOCs to compete directly with the Company for long distance subscribers.

  The FCC generally does not exercise direct oversight over cost justification and the level of charges for service of non-dominant carriers, such as the Company, although it has the statutory power to do so. Non-dominant carriers are required by statute to offer interstate and international services under rates, terms, and conditions that are just, reasonable, and not unduly discriminatory. The FCC imposes only minimal reporting requirements on non-dominant carriers, although the Company is subject to certain reporting, accounting, and record keeping obligations. A number of these requirements are imposed, at least in part, on all carriers and others are imposed on carriers such as the Company, whose annual operating revenues exceed $100 million.

  In addition, informal complaints are lodged from time to time against the Company before the FCC and various state agencies for various reasons, to which the Company has timely responded. Although such complaints could result in additional legal actions or proceedings being brought against the Company, the Company believes that such matters would be satisfactorily resolved without a material adverse impact upon the Company's results of operations; however the Company can not be assured of such resolution. Should the Company's belief with respect to any and all complaints pending before the FCC be incorrect, the Company could be subject to financial penalties and potential revocation of its operating authority for interstate or intrastate calls, as applicable.

  The Company currently has two tariffs on file with the FCC, one covering its domestic interstate services and one covering international services. Although the tariffs of non-dominant carriers, and the rates and charges they specify, are subject to FCC review, they are presumed to be lawful and are seldom contested. Resale carriers, like all other interstate carriers, are also subject to a variety of miscellaneous FCC regulations that, for instance, govern the documentation and verifications necessary to change a subscriber's long distance carrier, limit the use of "800" numbers for pay-per-call services, require disclosure of certain information if operator assisted services are provided, and govern interlocking directors and management.

 State

  The Company is subject to varying levels of regulation in the states in which it is currently authorized to provide intrastate telecommunications services. The vast majority of the states require the Company to apply for certification to provide intrastate telecommunications services, or to register or to be found exempt from regulation, before commencing intrastate service. The vast majority of states also require the Company to file and maintain detailed tariffs listing their rates for intrastate service. Many states also impose various reporting requirements and/or require prior approval for transfers of control of certified carriers, and/or for corporate reorganizations; acquisitions of telecommunications operations; assignments of carrier assets, including subscriber bases; carrier stock offerings; and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated, or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations, and policies of the state regulatory authorities. Fines and other penalties, including the return of all monies received for intrastate traffic from residents of a state, may be imposed for such violations. If state regulatory agencies conclude that the Company has taken steps without obtaining the required authority, they may impose one or more of the sanctions listed above.

  In September 1996, the governor of the State of California signed into law a statute affecting the manner in which carriers such as the Company can effect a change in a residential subscriber's local or long distance service. Under this new law, which became effective on January 1, 1997, a residential subscriber's decision to change his or her telephone service provider must be confirmed by an independent third-party verification company. This law appears to conflict with the FCC's rules governing changes in carriers, which allow carriers to confirm a subscriber's choice through several different mechanisms including obtaining the subscriber's written authorization, which is the method currently employed by the Company. It is possible that this law will be challenged as being inconsistent with the FCC's existing rules. The Company is in the process of evaluating the effect of the California statute upon its operations. In addition, a number of states are considering adopting their own third-party verification rules which, like California, may be inconsistent with the FCC's rules. See "--Regulation."

 Network Marketing

  The Company's network marketing system is or may be subject to or affected by extensive government regulation, including, without limitation, state regulation of marketing practices and federal and state regulation of the offer and sale of business franchises, business opportunities, and securities. In addition, the Internal Revenue Service and state taxing authorities in any of the 50 states where the Company has IRs could classify the IRs as employees of the Company (as opposed to independent contractors). The Company believes that it is in compliance with the requirements of federal and state regulatory authorities and maintains communications regularly with the various regulatory authorities in each jurisdiction. A final determination by any other jurisdiction that the IRs are employees could cause the Company to be subject to penalties and interest for taxes not withheld, require the Company to withhold taxes in the future, and require the Company to pay unemployment insurance. Additionally, an adverse determination by any one state could influence the decisions of regulatory authorities in other jurisdictions. Any or all of such factors could adversely affect the way the Company does business and could affect the Company's ability to attract potential IRs. While the regulations governing network marketing are complex and vary from state to state, the Company believes that it is in compliance with and has from time to time modified its network marketing system to comply with interpretations of various regulatory authorities.

EMPLOYEES

  As of December 31, 1996, the Company employed approximately 2,148 people. This number does not include IRs, who are classified by the Company as independent contractors rather than employees of the Company. The Company's employees are not unionized, and the Company believes its relationship with its employees is good.

ITEM 2. PROPERTIES

  The Company is headquartered and operates out of four separate leased locations in Dallas, Texas which consist of approximately 370,000 square feet of general and administrative office space. The Company also owns a recently constructed 300,000 square feet facility in Addison, Texas which includes a new service center and a new distribution center, and leases a 60,000 square feet service center in Houston, Texas and a 48,000 square feet service center in Reno, Nevada.

ITEM 3. LEGAL PROCEEDINGS

  On May 3, 1996, Linden Wood, Brad Campbell, Candy Campbell, Jerry Szeszulski, and Team Excel filed suit in state district court in Tulsa County, Oklahoma, jointly and severally, against the Company, its indirect subsidiary, Excel Telecommunications, Inc. ("ETI"), Stephen R. Smith, a director and the Executive Vice President of Marketing of the Company, and Kenny A. Troutt, a director and the Chief Executive Officer, President, and Chairman of the Board of the Company. Each of the individual plaintiffs was an IR and each is alleged to be a member of Team Excel. Team Excel is alleged to be an unincorporated association of IRs that was formed by Mr. Wood and others as an independent association of IRs. Mr. Wood had been an IR for several years and was one of the top ten highest earning IRs during the first half of 1996.

  The plaintiffs originally asserted claims against the Company and the individual defendants for defamation, unfair competition, and interference with contractual relations. The plaintiffs alleged that the defendants threatened to terminate the IR agreement with each of the plaintiffs and that the defendants maliciously published an article containing false statements about each plaintiff, engaged in actions that constitute unfair competition and trade practices, and engaged in actions that constitute interference with the alleged contractual relationships between each individual plaintiff and his or her downline IRs.

  On May 6, 1996, the Company and the other defendants removed this action to the United States District Court for the Northern District of Oklahoma. On May 31, 1996, the Company terminated each of the plaintiffs as an IR for actions that the Company believes constituted a material breach of his or her IR agreement with the Company. On May 23, 1996, the Company and the other defendants filed with the American Arbitration Association ("AAA") in Dallas, Texas a demand for arbitration against each of the plaintiffs pursuant to the terms and conditions of the IR agreements with the plaintiffs seeking a declaration that they have not committed any of the acts alleged to have occurred in the lawsuit. In addition, ETI has sought a declaration that Mr. Wood, Mr. and Mrs. Campbell, and Mr. Szeszulski, by filing the lawsuit, have materially breached the arbitration provision in their IR agreements with ETI, which requires all disputes to be resolved through mandatory and binding arbitration, and seeks to recover damages. The Company and ETI have also asked for damages for Mr. Wood's claimed disparagement of the Company and ETI, as well as Mr. Wood's alleged tortious interference with the Company and ETI's actual and prospective contractual relations.

  Also on May 23, 1996, the Company and the other defendants filed a Petition to Compel Arbitration against the same parties in the United States District Court for Northern District of Texas, Dallas Division. On May 23, 1996, the Company and the other defendants in the Oklahoma federal district court filed a Motion to Stay the Oklahoma litigation in favor of the arbitration in Dallas, Texas. The Company's Motion to Stay the Oklahoma litigation was granted on August 13, 1996. In addition, on November 22, 1996, the District Court in Texas granted the Company's Motion to Compel Arbitration in total, sending all parties and all claims into arbitration before the AAA in Dallas.

  On January 13, 1997, the Company amended its complaint before the AAA. In this proceeding, the Company is the plaintiff and has added claims against all parties for intentional interference with the Company's contractual relationships with its subscribers and IRs. The Company also added claims against Mr. Wood, Mr. and Mrs. Campbell, and Team Excel for fraud in connection with the payment of training fees to individuals who were not entitled to such fees. The Company has not yet pled a specific damages amount other than to claim that the amount exceeds $1.0 million, together with reasonable attorneys' fees and costs. Also on January 13, 1997, the defendants in this AAA proceeding filed their counterclaims, alleging again the same claims as they made in their May 3, 1996 lawsuit. The defendants also added claims for fraud, breach of special relationship, unjust enrichment, violations of the Texas Theft Liability Act, conversion, breach of contract, intentional infliction of emotional distress, and have asked for an accounting and a constructive trust. The defendants collectively have reduced their actual damages claim from an original demand of $105 million to $31.5 million, while increasing their punitive damages claim to in excess of $500 million. The plaintiffs are also seeking pre- and post-judgment interest, attorneys' fees and costs, and such other relief as the court deems just and appropriate.

  The Company denies the allegations made by Mr. Wood, Mr. Szeszulski, Mr. and Mrs. Campbell, and Team Excel, is vigorously defending the litigation, and believes the ultimate outcome thereof will not have a material adverse effect upon the Company's results of operations or financial position. The Company believes that its actions with respect to the IRs, including the plaintiffs, have been reasonable and in compliance with the

Company's contractual agreements with the IRs. However, an unfavorable outcome in this matter could have a material adverse effect upon the Company's results of operations or financial position. Even if the Company and other defendants ultimately prevail, the defense effort could involve considerable cost and a diversion of management efforts. In the past, the Company has had IRs with significant downlines reduce their efforts and in some cases quit the business completely, and such actions have not had a material adverse impact upon the Company's results of operations or financial position. However, regardless of the outcome of the litigation, the mere existence of this dispute with these plaintiffs could lead to a decline in revenues generated from or through the efforts of these plaintiffs' respective downlines as well as an adverse impact on the Company's relationship with IRs and the Company's ability to attract potential IRs generally, all of which could have a material adverse effect on the Company.

  On August 30, 1996, AT&T filed suit in the United States District Court for the District of Delaware against the Company, its subsidiary, EXCEL Communications Marketing, Inc., and ETI alleging past and continued infringement of a single patent without specifying the amount of damages. The Company believes that similar suits have also been filed by AT&T against other telecommunications industry participants. The Company denies the allegations and will vigorously defend the litigation. The Company does not believe that it infringes any valid claim of the patent. While this litigation is in a very preliminary stage and the outcome is uncertain, based upon the information available to the Company, the Company does not believe that these claims will have a material adverse effect on the Company's results of operations or financial position; however, should an unfavorable outcome result in this matter, it could have a material adverse effect upon the Company's results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  In May 1996, EXCEL's common stock, par value $.001 per share, began trading on the New York Stock Exchange under the symbol "ECI." The following table sets forth, on a per share basis, the range of the high and low sale price information of shares of common stock as reported by the New York Stock Exchange, for the periods indicated during the fiscal year ended December 31, 1996.

                                                                   MARKET PRICE
                                                                     PER SHARE
                                                                   -------------
                                                                       1996
                                                                   -------------
                                                                    HIGH   LOW
                                                                   ------ ------
     Second Quarter (from May 10, 1996)........................... 47     25 1/2
     Third Quarter................................................ 31 7/8 19 1/2
     Fourth Quarter............................................... 35 1/2 20

  As of February 12, 1997 there were approximately 2,289 registered holders of EXCEL's common stock.

  The Company has in the past declared dividends, including a dividend in the amount of $20.0 million declared by the Company's predecessor on December 31, 1995 to its then existing shareholders, which the Company paid during the second quarter of 1996 and $3.0 million declared in 1994 which the Company paid during 1995. However, the Company does not intend to pay any other cash dividends with respect to its common stock in the foreseeable future. The Company's Board of Directors will determine the Company's dividend policy in the future based upon, among other things, the Company's results of operations, financial condition, business opportunities, capital requirements, contractual restrictions, and other factors deemed relevant at the time.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth selected consolidated financial data for the Company as of the dates and for the periods indicated. The data set forth below in this table should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company.

                                          YEAR ENDED DECEMBER 31,
                          -----------------------------------------------------------
                            1992       1993        1994        1995          1996
                          ---------- ---------- ----------  -----------  ------------
                           (IN THOUSANDS, EXCEPT PER SHARE AND PER MINUTE DATA)
STATEMENT OF OPERATIONS
 DATA:
Revenues:
  Communication servic-
   es...................  $  20,670  $  24,198  $  108,819  $   363,301  $  1,090,649
  Marketing servic-
   es(1)................      3,497      6,650      43,339      143,397       260,653
                          ---------  ---------  ----------  -----------  ------------
Total revenues..........     24,167     30,848     152,158      506,698     1,351,302
                          ---------  ---------  ----------  -----------  ------------
Operating expenses:
  Communication.........     13,264     13,761      58,925      209,995       596,598
  Marketing servic-
   es(2)................      5,255      7,730      46,724      147,476       367,103
  General and adminis-
   trative..............      5,866      5,811      19,779       71,514       170,072
                          ---------  ---------  ----------  -----------  ------------
Total operating ex-
 penses.................     24,385     27,302     125,428      428,985     1,133,773
                          ---------  ---------  ----------  -----------  ------------
Operating income
 (loss).................       (218)     3,546      26,730       77,713       217,529
                          ---------  ---------  ----------  -----------  ------------
Other income (expense)..        (74)       (51)       (212)      (6,374)       12,386
                          ---------  ---------  ----------  -----------  ------------
Income (loss) before in-
 come taxes.............       (292)     3,495      26,518       71,339       229,915
Provision for income
 taxes..................         17      1,126      10,648       26,893        85,488
                          ---------  ---------  ----------  -----------  ------------
Net income (loss).......  $    (309) $   2,369  $   15,870  $    44,446  $    144,427
                          =========  =========  ==========  ===========  ============
Net income per
 share(3)...............  $     --   $    0.03  $     0.18  $      0.46  $       1.35
                          =========  =========  ==========  ===========  ============
Cash dividends declared
 per share..............  $     --   $     --   $    0.046  $     0.202  $        --
                          =========  =========  ==========  ===========  ============
SUPPLEMENTAL OPERATING
 DATA:
Long distance minutes of
 usage (in 000's)(4)....     99,592    118,357     544,552    2,101,240     6,271,203
Weighted average long
 distance revenue per
 minute of usage(5).....  $   0.208  $   0.204  $    0.200  $     0.173  $      0.174
Weighted average
 communication charges
 per minute of
 usage(6)...............  $   0.133  $   0.116  $    0.108  $     0.100  $      0.095
BALANCE SHEET DATA:
Working capital.........  $    (648) $    (186) $    7,134  $     1,071  $    209,227
Property and equipment,
 net....................        597        662       2,476        8,560        76,912
Total assets............      2,604      9,058      59,412      203,581       579,164
Long-term obligations,
 net of current
 maturities.............        420        313       3,369          345           100
Stockholders' equity
 (deficit)..............       (336)     1,995      13,635       37,708       322,281

--------
(1) Revenues from marketing services include the effect of deferring a portion of the cash received during each period and amortizing the deferred revenues over 12 months. See Note 1 to the Consolidated Financial Statements.
(2) Marketing services cost includes the effect of capitalizing the portion of commissions paid for acquisition of new subscribers and amortizing the capitalized costs over 12 months. See Note 1 to the Consolidated Financial Statements.
(3) See Note 2 to the Consolidated Financial Statements for an explanation of the number of shares used in computing net income per share.
(4) Long distance minutes of usage represent minutes billable to subscribers during the period.
(5) Weighted average long distance revenue per minute of usage equals revenues for all long distance phone services divided by the aggregate minutes of usage.
(6) Weighted average communication charges per minute of usage equals the cost to purchase all long distance phone services sold to the Company's subscribers divided by the aggregate minutes of usage.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Certain statements set forth in this report are forward looking statements that involve a number of risks and uncertainties. Among many factors that could cause actual results to differ materially are the following: the Company's ability to manage rapid growth; the Company's ability to attract, maintain, and motivate a large base of IRs; litigation including that with existing IRs; regulation and management of IRs; competition in the long distance telecommunications and paging industries; the Company's ongoing relationship with its long distance carriers; dependence upon key personnel; subscriber attrition; the adoption of new, or changes in, accounting policies, practices, and estimates and the application of such policies, practices, and estimates; federal and state governmental regulation of the long distance telecommunications industry; the Company's ability to develop its own long distance network; the Company's ability to maintain, operate, and upgrade its information systems; and the Company's success in the offering of paging and other additional communications products and services.

RESULTS OF OPERATIONS

 YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

  Revenues. Total revenues increased 176% to $1.4 billion for the year ended December 31, 1996 from $506.7 million for the year ended December 31, 1995. The increase in revenues was due primarily to increases in long distance minutes of usage by subscribers and in the number of applications from new IRs and ACs. Marketing services revenues as a percentage of total revenues has decreased to 19.3% for the year ended December 31, 1996 from 28.3% for the year ended December 31, 1995. This reduction reflects the continuing growth in the Company's core communications revenue base which the Company believes will continue as the subscriber base grows, new products are launched, revenue per subscriber increases, and the number of subscribers recruited by each new IR grows.

  Communication services revenues increased 203% to $1.1 billion for the year ended December 31, 1996 from $363.3 million for the year ended December 31, 1995. Long distance minutes of usage increased 198% to 6.3 billion minutes for the year ended December 31, 1996 from 2.1 billion minutes for the year ended December 31, 1995.

  Marketing services revenues, which include revenues recognized from IRs for training, business forms, promotional and presentation materials, ongoing technical and administrative support services, and monthly reports, increased 82% to $260.7 million for the year ended December 31, 1996 from $143.4 million for the year ended December 31, 1995. These revenues increased primarily due to the growth in applications from new IRs.

  The Company experienced operational difficulties late in the second quarter of 1996 due to the failure of Frontier to add the network capacity needed to handle the Company's growth in its subscriber base and related long distance traffic. The Company believes that the blockage experienced in several states as a result of the network capacity problems resulted in a slowdown in marketing activities, the loss of subscribers, and reduced calling activity during the third quarter. By the end of the third quarter, 90% of the 1-plus traffic had been migrated to the networks of new carriers. However, the magnitude of migrating more than 4 million subscribers across approximately 900 LECs to three new networks created some disruption in the flow of data between the LECs, the underlying carriers, and EXCEL. These migration difficulties continued to impact subscriber attrition and call volume in the fourth quarter of 1996. Additionally, the amount of time and management resources required to meet the aggressive schedule for the network migration conflicted with programming requirements related to new marketing positions which were introduced in September 1996 at the Company's annual IR convention. The extensive amount of programming resources needed for the new marketing positions caused some delay in the processing of transactions involving the IRs which in turn negatively affected IR morale. As a result, the number of applications received from IRs decreased in the fourth quarter of 1996 from the third quarter of 1996. Although the Company believes that the slowdown in marketing activities will continue into the first quarter of 1997, the Company also believes that the resolution of the blockage problems, coupled with the recent launch of a new, enhanced commission plan for IRs should reinvigorate the Company's marketing activities.

  Operating Expenses. Communication charges increased 184% to $596.6 million for the year ended December 31, 1996 from $210.0 million for the year ended December 31, 1995. Communication charges were 9.5 cents per minute for the year ended December 31, 1996 compared to 10.0 cents per minute for the year ended December 31, 1995. As a percentage of communication services revenues, communication charges were 54.7% for the year ended December 31, 1996 compared to 57.8% for the year ended December 31, 1995. This decrease in communication charges as a percentage of communication services revenues reflects the reduction in rates from Frontier that were implemented from April 1995 through February 1996, and the lower rates associated with migrating long distance traffic to WorldCom, MCI and IXC Long Distance.

  Total marketing services costs, which directly relate to the Company's marketing activities and which include commissions and the costs of providing training, business forms, promotional and presentation materials, technical and administrative support services, and monthly reports, increased 149% to $367.1 million for the year ended December 31, 1996 from $147.5 million for the year ended December 31, 1995. This increase is primarily due to the growth in new IRs.

  General and administrative expenses increased 138% to $170.1 million for the year ended December 31, 1996 from $71.5 million for the year ended December 31, 1995. The increase was primarily driven by the growth in the Company's communication operations and was due in part to the cost of building the Company's management team and information systems necessary to support the growth in the business and enhance service to subscribers. As a percentage of communication services revenues, general and administrative expenses were 15.6% for the year ended December 31, 1996 compared to 19.7% for the year ended December 31, 1995. This decrease as a percentage of revenues is attributed in part to the gaining of economies of scale relative to growth in the business.

  Operating income increased 180% to $217.5 million for the year ended December 31, 1996 from $77.7 million for the year ended December 31, 1995. As a percentage of communication services revenues, operating income was 19.9% for the year ended December 31, 1996 compared to 21.4% for the year ended December 31, 1995.

  Included in other income (expense) for the year ended December 31, 1996 is approximately $6.2 million of income related to the sale of the Company's 49% investment in a joint venture. In addition, the Company's interest income (expense) increased to $6.2 million for the year ended December 31, 1996 from $(126,000) for the year ended December 31, 1995. The increase in interest income (expense) was primarily due to additional interest income generated by the investment of cash.

  Income Taxes. The provision for income taxes as a percentage of income before income taxes decreased to 37.2% in 1996 from 37.7% in 1995. This decrease is primarily attributable to lower overall state income tax rates applicable to 1996 consolidated earnings.

 YEAR ENDED DECEMBER 31, 1995 COMPARED TO THE YEAR ENDED DECEMBER 31, 1994

  Revenues. Total revenues increased 233% to $506.7 million for the year ended December 31, 1995 from $152.2 million for the year ended December 31, 1994. The increase in revenues was primarily due to increases in long distance minutes of usage by subscribers and in the number of applications from new IRs. Communication services revenues increased 234% to $363.3 million for the year ended December 31, 1995 from $108.8 million for the year ended December 31, 1994. Long distance minutes of usage increased 286% to 2.1 billion minutes for the year ended December 31, 1995 from 545 million minutes for the year ended December 31, 1994. Partially offsetting these increases was a reduction in long distance revenues per minute of usage, which decreased 13.5% to 17.3 cents per minute for the year ended December 31, 1995 from 20.0 cents per minute for the year ended December 31, 1994. The decrease in revenues per minute was due to a rate reduction that took effect in April 1995. As a result of this rate reduction, average rates for domestic interstate calls were reduced to approximately 13.1 cents per minute in the fourth quarter of 1995 from approximately 15.3 cents per minute in the first quarter of 1995.

  Marketing services revenues, which include revenues recognized from IRs for training, business forms, promotional and presentation materials, ongoing technical and administrative support services, and monthly reports, increased 231% to $143.4 million for the year ended December 31, 1995 from $43.3 million for the year ended December 31, 1994. These revenues increased primarily due to the growth in applications from new IRs.

  Operating Expenses. Communication charges increased 257% to $210.0 million for the year ended December 31, 1995 from $58.9 million for the year ended December 31, 1994. Communication charges decreased to 10.0 cents per minute for the year ended December 31, 1995 from 10.8 cents per minute for the year ended December 31, 1994. The decrease in communication charges per minute is primarily due to rate reductions from the Company's long distance carrier beginning in April 1995. As a result of this rate reduction, rates for domestic interstate calls were reduced approximately 17%. As a percentage of communication services revenues, communication charges were 57.8% for the year ended December 31, 1995 compared to 54.2% for the year ended December 31, 1994. This increase in communication charges as a percentage of communication services revenues reflects the effect of the April 1995 reduction in rates charged to the Company's long distance subscribers, which was partially offset by reductions in rates from the Company's long distance carrier that were implemented from April 1995 through December 1995.

  Total marketing services costs, which directly relate to the Company's marketing activities and which include commissions and the costs of providing training, business forms, promotional and presentation materials, technical and administrative support services, and monthly reports, increased 216% to $147.5 million for the year ended December 31, 1995 from $46.7 million for the year ended December 31, 1994. This increase is primarily due to growth in new IRs.

  General and administrative expenses increased 261% to $71.5 million for the year ended December 31, 1995 from $19.8 million for the year ended December 31, 1994. As a percentage of communication services revenues, general and administrative expenses were 19.7% for the year ended December 31, 1995 compared to 18.2% for the year ended December 31, 1994. The increase was primarily driven by growth in the Company's communication operations and was due in part to the cost of building the Company's management team and information systems necessary to support the growth in the business and enhance service to long distance subscribers.

  Total operating income increased 191% to $77.7 million for the year ended December 31, 1995 from $26.7 million for the year ended December 31, 1994. As a percentage of communication services revenues, operating income was 21.4% for the year ended December 31, 1995 compared to 24.6% for the year ended December 31, 1994. The decrease in operating income as a percentage of communication services revenues was primarily due to a decrease in long distance revenues per minute of usage and the increase in general and administrative costs noted above.

  Included in other income (expense) for the year ended December 31, 1995 is a $6.2 million loss related to the Company's 49% investment in a joint venture to develop a long distance network. The loss represents start-up costs incurred by the joint venture, which is accounted for under the equity method. Subsequent to December 31, 1995, the Company sold its entire 49% interest in the joint venture for a sales price of $6.2 million.

  Income Taxes. The provision for income taxes as a percentage of income before income taxes decreased to 37.7% in 1995 from 40.2% in 1994. The decrease is primarily attributable to lower overall state income tax rates applicable to 1995 consolidated earnings.

INFLATION

  Management believes that inflation has not had a material effect on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

  As of December 31, 1996, the Company had cash and cash equivalents of $62.0 million, short-term investments of $107.9 million, and working capital of $209.2 million. The Company's short-term investments primarily consist of investments in commercial paper with various maturities of six months or less. The Company's operating activities provided cash of approximately $101.5 million for the year ended December 31, 1996 and $47.0 million for the year ended December 31, 1995.

  The Company's investing activities have consisted primarily of short-term investment purchases of $186.6 million, maturities of the short-term investments of $78.7 million, and property and equipment purchases of $75.5 million for the year ended December 31, 1996. The Company purchased property and equipment totaling $7.3 million for the year ended December 31, 1995. In addition, during 1995, the Company made capital contributions of $6.0 million to obtain a 49% interest in a joint venture. The joint venture was formed for the purpose of obtaining and operating a long distance network to provide telecommunications services to the Company and other long distance providers. During 1996, the Company sold its entire 49% interest in the joint venture for proceeds of $6.2 million.

  Total cash generated from (used for) financing activities was $113.4 million and $(12.1) million for the years ended December 31, 1996 and 1995, respectively. The increase in cash generated from financing activities for the year ended December 31, 1996 was primarily due to proceeds received from the Company's initial public offering ("IPO") in May 1996, which resulted in net proceeds of approximately $133.9 million to the Company after deducting the expenses of the IPO. In addition, other financing activities have consisted of payments of debt and capital lease obligations and payments of dividends. During the year ended December 31, 1996, the Company made payments on debt and capital lease obligations of $479,000 and payments of dividends of approximately $20.0 million to its shareholders as of December 31, 1995. The Company made payments on debt and capital lease obligations of $3.1 million and payments of dividends of approximately $3.0 million during the year ended 1995. The Company also advanced $6.0 million to an employee stock ownership plan during 1995.

  The Company believes that its existing sources of liquidity and anticipated funds from operations, will be sufficient to fund its capital expenditures, working capital, and other cash requirements through the end of 1997.

  Various legal proceedings have arisen against the Company in the ordinary course of business. Information with respect to legal proceedings is set forth in Part I, Item 3. of this Form 10-K.

IMPACT OF NEW TELECOMMUNICATIONS LEGISLATION

  On February 8, 1996, the 1996 Telecommunications Act was enacted into law. This comprehensive federal legislation will affect every sector of the telecommunications industry. Included in the new statutory provisions is the opening up of local telephone markets to competition from facilities-based and resale carriers and, subject to certain safeguards, the elimination of restrictions on BOC and GTOC entry into the long distance telecommunications market. The FCC adopted rules to govern the introduction of these new forms of competition in its August 8, 1996 Interconnection Orders, parts of which have been temporarily stayed by the U.S. Eighth Circuit Court of Appeals. It is unknown at this time what impact the 1996 Telecommunications Act or the Interconnection Orders will have on the Company.

  In September 1996, the governor of the State of California signed into law a statute affecting the manner in which carriers such as the Company can effect a change in a residential subscriber's local or long distance service. Under this new law, a residential subscriber's decision to change his or her telephone service provider must be confirmed by an independent third-party verification company. This law appears to conflict with the FCC's rules governing changes in carriers, which allow carriers to confirm a subscriber's choice through several different mechanisms including obtaining the subscriber's written authorization, which is the method currently employed by the Company. It is possible that this law will be challenged as being inconsistent with the FCC's existing rules. The Company is in the process of evaluating the effect of the California statute upon its operations. There can be no assurance of how the statute will be implemented or enforced or what effect the statute will have upon the Company or its competitors. In addition, a number of states are considering adopting their own third-party verification rules which, like California, may be inconsistent with the FCC's rules.

NEW ACCOUNTING STANDARDS

  In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires additional disclosures related to stock based compensation plans. The Company adopted this statement effective January 1, 1996, which did not have a material effect on the Company's results of operations or financial position. The Company also adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-lived Assets," which did not have a material effect on the Company's results of operations or financial position.

QUARTERLY RESULTS OF OPERATIONS

  The following table includes summarized quarterly financial data for each of the four quarters of 1995 and 1996. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements, and, in the opinion of the Company's management, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

                                        1995                                     1996
                          ------------------------------------  ---------------------------------------
                           FIRST   SECOND    THIRD     FOURTH     FIRST    SECOND     THIRD    FOURTH
                          QUARTER  QUARTER  QUARTER   QUARTER    QUARTER   QUARTER   QUARTER   QUARTER
                          -------  -------  --------  --------  --------- --------- --------- ---------
                                    (IN THOUSANDS, EXCEPT PER SHARE AND PER MINUTE DATA)
STATEMENT OF OPERATIONS
 DATA:
Revenues:
 Communication
  services..............  $51,015  $67,302  $100,479  $144,505  $ 205,274 $ 271,926 $ 299,623 $ 313,826
 Marketing services(1)..   17,724   30,417    41,844    53,412     75,516    73,439    67,036    44,662
                          -------  -------  --------  --------  --------- --------- --------- ---------
Total revenues..........   68,739   97,719   142,323   197,917    280,790   345,365   366,659   358,488
                          -------  -------  --------  --------  --------- --------- --------- ---------
Operating expenses:
 Communication..........   29,366   40,087    59,077    81,465    113,514   151,421   162,299   169,364
 Marketing services(2)..   21,265   29,789    40,954    55,468     76,940    93,819   101,894    94,450
 General and
  administrative........    9,310   14,453    20,907    26,844     36,941    43,483    42,312    47,336
                          -------  -------  --------  --------  --------- --------- --------- ---------
Total operating ex-
 penses.................   59,941   84,329   120,938   163,777    227,395   288,723   306,505   311,150
                          -------  -------  --------  --------  --------- --------- --------- ---------
Operating income........    8,798   13,390    21,385    34,140     53,395    56,642    60,154    47,338
                          -------  -------  --------  --------  --------- --------- --------- ---------
Other income(expense)...     (478)    (748)   (2,126)   (3,022)     1,492     4,604     4,174     2,116
                          -------  -------  --------  --------  --------- --------- --------- ---------
Income before income
 taxes..................    8,320   12,642    19,259    31,118     54,887    61,246    64,328    49,454
Provision for income
 taxes..................    3,136    4,767     7,260    11,730     20,901    22,826    23,401    18,360
                          -------  -------  --------  --------  --------- --------- --------- ---------
Net income..............  $ 5,184  $ 7,875  $ 11,999  $ 19,388  $  33,986 $  38,420 $  40,927 $  31,094
                          =======  =======  ========  ========  ========= ========= ========= =========
Net income per
 share(3)...............  $  0.05  $  0.08  $   0.12  $   0.20  $    0.34 $    0.36 $    0.37 $    0.28
                          =======  =======  ========  ========  ========= ========= ========= =========
SUPPLEMENTAL OPERATING
 DATA:
Long distance minutes of
 usage
 (in 000's)(4)..........  269,882  386,054   586,951   858,353  1,227,713 1,554,057 1,679,957 1,809,476
Weighted average long
 distance revenue per
 minute of usage(5).....  $ 0.189  $ 0.174  $  0.171  $  0.168  $   0.167 $   0.175 $   0.178 $   0.173
Weighted average
 communication charges
 per minute of
 usage(6)...............  $ 0.109  $ 0.104  $  0.101  $  0.095  $   0.092 $   0.097 $   0.097 $   0.094

--------
(1) Revenues from marketing services include the effect of deferring a portion of the cash received during each period and amortizing the deferred revenues over 12 months. See Note 1 to the Consolidated Financial Statements.
(2) Marketing services cost includes the effect of capitalizing the portion of commissions paid for acquisition of new subscribers and amortizing the capitalized costs over 12 months. See Note 1 to the Consolidated Financial Statements.
(3) See Note 2 to the Consolidated Financial Statements for an explanation of the number of shares used in computing net income per share.
(4) Long distance minutes of usage represent minutes billable to subscribers during the period.
(5) Weighted average long distance revenue per minute of usage equals revenues for all long distance phone services divided by the aggregate minutes of usage.
(6) Weighted average communication charges per minute of usage equals the cost to purchase all long distance phone services sold to the Company's subscribers divided by the aggregate minutes of usage.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           EXCEL COMMUNICATIONS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants....................................  18
Consolidated Balance Sheets.................................................  19
Consolidated Statements of Operations.......................................  20
Consolidated Statements of Stockholders' Equity.............................  21
Consolidated Statements of Cash Flows.......................................  22
Notes to Consolidated Financial Statements..................................  23

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To EXCEL Communications, Inc.:

  We have audited the accompanying consolidated balance sheets of EXCEL Communications, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Dallas, Texas
January 24, 1997

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               DECEMBER 31,
                                                             ------------------
                                                               1995      1996
                                                             --------  --------
                           ASSETS
                           ------
Current assets:
  Cash and cash equivalents................................. $ 30,387  $ 61,990
  Short-term investments....................................      --    107,856
  Accounts receivable, net..................................   90,427   206,309
  Inventories...............................................    2,862    16,263
  Deferred income tax asset.................................    2,100     1,897
  Other current assets......................................      566     2,517
                                                             --------  --------
                                                              126,342   396,832
                                                             --------  --------
Property and equipment, net.................................    8,560    76,912
                                                             --------  --------
Deferred subscriber acquisition costs.......................   68,366   104,765
                                                             --------  --------
Other assets................................................      313       655
                                                             --------  --------
                                                             $203,581  $579,164
                                                             ========  ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
Current liabilities:
  Accounts payable.......................................... $ 65,116  $132,770
  Commissions payable.......................................   20,886    22,484
  Accrued liabilities.......................................   13,822    32,112
  Income taxes payable......................................    4,974       --
  Current maturities of long-term debt and capital lease
   obligations..............................................      473       239
  Dividends payable.........................................   20,000       --
                                                             --------  --------
                                                              125,271   187,605
                                                             --------  --------
Long-term debt and capital lease obligations................      345       100
                                                             --------  --------
Deferred management services fees...........................   21,291    25,279
                                                             --------  --------
Deferred income taxes payable...............................   18,966    43,899
                                                             --------  --------
Commitments and contingencies...............................      --        --
                                                             --------  --------
Stockholders' equity:
  Preferred stock, $0.001 par value, 10,000,000 shares
   authorized, none outstanding.............................      --        --
  Common stock, $0.001 par value, 500,000,000 shares
   authorized, 99,000,000 and 108,800,000 issued and
   outstanding..............................................       99       109
  Additional paid-in capital................................    1,902   139,880
  Unearned compensation.....................................   (2,158)      --
  Retained earnings.........................................   37,865   182,292
                                                             --------  --------
    Total stockholders' equity..............................   37,708   322,281
                                                             --------  --------
                                                             $203,581  $579,164
                                                             ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  YEARS ENDED DECEMBER 31,
                                                ------------------------------
                                                  1994      1995       1996
                                                --------  --------  ----------
Revenues:
  Communication services....................... $108,819  $363,301  $1,090,649
  Marketing services...........................   43,339   143,397     260,653
                                                --------  --------  ----------
    Total revenues.............................  152,158   506,698   1,351,302
                                                --------  --------  ----------
Operating expenses:
  Communication................................   58,925   209,995     596,598
  Marketing services...........................   46,724   147,476     367,103
  General and administrative...................   19,779    71,514     170,072
                                                --------  --------  ----------
    Total operating expenses...................  125,428   428,985   1,133,773
                                                --------  --------  ----------
    Operating income...........................   26,730    77,713     217,529
                                                --------  --------  ----------
  Interest income (expense)....................     (212)     (126)      6,221
  Other income (expense).......................      --     (6,248)      6,165
                                                --------  --------  ----------
Income before income taxes.....................   26,518    71,339     229,915
                                                --------  --------  ----------
  Provision for income taxes...................   10,648    26,893      85,488
                                                --------  --------  ----------
Net income..................................... $ 15,870  $ 44,446  $  144,427
                                                ========  ========  ==========
Net income per share........................... $   0.18  $   0.46  $     1.35
                                                ========  ========  ==========
Weighted average number of share and share
 equivalents outstanding.......................   89,655    97,321     107,247
                                                ========  ========  ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                ADDITIONAL
                         COMMON  PAID-IN     UNEARNED   TREASURY RETAINED   TOTAL
                         STOCK   CAPITAL   COMPENSATION  STOCK   EARNINGS   EQUITY
                         ------ ---------- ------------ -------- --------  --------
Balance, January 1,
 1994...................  $100   $    224    $   --      $(112)  $  1,783  $  1,995
  Net income............   --         --         --        --      15,870    15,870
  Dividends declared
   ($.046 per share)....   --         --         --        --      (4,450)   (4,450)
  Purchase of treasury
   stock................   --         --         --        (30)       --        (30)
  Issuance of treasury
   stock................   --         121        --        129        --        250
                          ----   --------    -------     -----   --------  --------
Balance, December 31,
 1994...................   100        345        --        (13)    13,203    13,635
  Net income............   --         --         --        --      44,446    44,446
  Dividends declared
   ($.202 per share)....   --         --         --        --     (19,784)  (19,784)
  Advances to employee
   stock ownership
   plan.................   --         --      (6,000)      --         --     (6,000)
  Allocation of common
   stock to employees...   --       1,569      3,842       --         --      5,411
  Cancellation of
   treasury stock.......    (1)       (12)       --         13        --        --
                          ----   --------    -------     -----   --------  --------
Balance, December 31,
 1995...................    99      1,902     (2,158)      --      37,865    37,708
  Net income............   --         --         --        --     144,427   144,427
  Issuance of common
   shares in public
   offering.............    10    133,860        --        --         --    133,870
  Allocation of common
   stock to employees...   --       4,118      2,158       --         --      6,276
                          ----   --------    -------     -----   --------  --------
Balance, December 31,
 1996...................  $109   $139,880    $   --      $ --    $182,292  $322,281
                          ====   ========    =======     =====   ========  ========


  The accompanying notes are an integral part of these consolidated financial statements.

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                  YEARS ENDED DECEMBER 31,
                                                 -----------------------------
                                                   1994      1995      1996
                                                 --------  --------  ---------
Operating activities:
  Net income.................................... $ 15,870  $ 44,446  $ 144,427
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization...............      346     1,239      6,880
    ESOP compensation...........................      --      5,627      6,276
    Loss on disposal of assets..................      --        --         224
    (Income) losses from joint venture..........      --      6,248     (6,248)
    Deferred income taxes.......................    3,055    12,759     25,136
    Changes in assets and liabilities:
      Accounts receivable, net..................  (25,992)  (61,836)  (115,882)
      Deferred subscriber acquisition costs.....  (13,068)  (51,413)   (36,399)
      Accounts payable..........................   13,660    48,813     67,654
      Commissions payable.......................    3,417    16,169      1,598
      Deferred management services fees.........    4,608    15,802      3,988
      Accrued liabilities.......................    4,397     8,932     18,290
      Income taxes payable......................    3,061     2,171     (4,974)
      Inventories and other.....................     (413)   (1,996)    (9,446)
                                                 --------  --------  ---------
    Net cash provided by operating activities...    8,941    46,961    101,524
                                                 --------  --------  ---------
Investing activities:
  Purchase of property and equipment............     (811)   (7,323)   (75,456)
  Purchase of short-term investments............      --        --    (186,596)
  Proceeds from maturities of short-term
   investments..................................      --        --      78,740
  Investment in joint venture...................     (245)   (6,003)       --
                                                 --------  --------  ---------
    Net cash used in investing activities.......   (1,056)  (13,326)  (183,312)
                                                 --------  --------  ---------
Financing activities:
  (Payments of) advances on debt and capital
   lease obligations............................    2,010    (3,069)      (479)
  Purchase of treasury stock....................      (30)      --         --
  Payments of dividends.........................   (1,450)   (3,000)   (20,000)
  Advances to employee stock ownership plan.....      --     (6,000)       --
  Net proceeds from issuance of common stock....      --        --     133,870
                                                 --------  --------  ---------
    Net cash (used in) provided by financing
     activities.................................      530   (12,069)   113,391
                                                 --------  --------  ---------
Net increase in cash............................    8,415    21,566     31,603
  Cash, beginning of period.....................      406     8,821     30,387
                                                 --------  --------  ---------
  Cash, end of period........................... $  8,821  $ 30,387  $  61,990
                                                 ========  ========  =========
Supplemental disclosure:
  Interest paid during the period............... $    295  $    593  $     261
  Income taxes paid during the period...........    4,469    13,046     76,323
  Noncash financing activities:
    Capital lease of property and equipment.....    1,349       --         --

  The accompanying notes are an integral part of these consolidated financial statements.

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND PRESENTATION

 Description of Business and Operations

  EXCEL Communications, Inc. was incorporated in the State of Delaware in December 1995. The Company's predecessor, EXCEL Telecommunications, Inc., was incorporated in the state of Texas in December 1988. All references to the "Company" or "EXCEL" refer to EXCEL Communications, Inc. and include its subsidiaries and predecessors. EXCEL is a provider of long distance telephone service. The Company primarily utilizes independent representatives ("IRs") to market its long distance service to residential and small business subscribers throughout the United States. The Company completes subscriber calls to all directly dialable locations worldwide. Since its formation, the Company has utilized network switching and transmission facilities provided by other companies. In October 1996, the Company began offering nationwide paging services to its subscribers.

  In May 1996, a total of 11,500,000 shares of the Company's common stock were sold in the initial public offering ("IPO") at $15.00 per share. Stockholders sold 1,700,000 shares, and 9,800,000 shares were sold by the Company, which resulted in net proceeds of approximately $133.9 million to the Company after deducting the expenses of the IPO.

  Substantially all of the Company's switching and transmission facilities were provided by one supplier, Frontier Communications Services, Inc. ("Frontier"), in 1995 and prior periods. Pursuant to an agreement entered into in January 1996, the Company began transferring certain of its long distance traffic to IXC Long Distance, Inc. ("IXC Long Distance"). The Company's agreement with IXC Long Distance includes a commitment to purchase a minimum of 70 million minutes of long distance usage per month beginning October 1996 and continuing for five years or until certain other conditions are met. In June 1996, the Company and Frontier restructured their agreement to enable the Company to utilize additional carriers to, among other things, accommodate its growth and further ease its reliance on Frontier. In May 1996, the Company entered into a non-exclusive agreement with WorldCom Network Services, Inc. ("WorldCom") to provide network switching services and dedicated access services to EXCEL's subscribers. Under the new contract, EXCEL began the migration of subscriber traffic to WorldCom's long distance network during the third quarter of 1996. The WorldCom contract also calls for a $900 million cumulative commitment over four years. In June 1996, the Company entered into a non-exclusive agreement with MCI Telecommunications Corp. ("MCI") to provide network switching services and dedicated access services to EXCEL's subscribers. Under the new contract, EXCEL began migrating existing subscriber traffic to MCI's long distance network during the third quarter of 1996. The MCI contract calls for a $5 million per month minimum commitment over the next two years. Upon completion of the transition of long distance traffic to these new carriers, all 1-plus long distance traffic will be moved from Frontier. EXCEL has agreed to leave certain calling card and personal 800 traffic with Frontier through April 30, 1999. The Company is currently meeting all minimum commitments under the MCI, WorldCom, and IXC Long Distance contracts.

  EXCEL recently signed a contract with Lucent Technologies Inc. for the acquisition of network switches, which the Company expects to begin deploying in the second quarter of 1997. The switches will be part of EXCEL's new nationwide network, which should protect the Company from future network disruption and ultimately reduce transmission expenses.

 Marketing Activities

  Marketing services revenues are primarily comprised of receipts from IRs and Area Coordinators, who train the IRs ("ACs"). Except in certain states, IRs are required to make an initial refundable application deposit with

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

EXCEL as an expression of commitment. There is no additional cost to participate. IRs have an option to purchase a start-up package, which includes a training class and training materials, a starter kit of forms, promotional and presentation materials, ongoing technical and administrative support services, and monthly reports. If the start-up package is purchased, the deposit requirement is waived. In addition, EXCEL offers training positions whereby trainers, certified by the Company, may provide training to new representatives and training coordinators. The portions of the marketing services revenues that relate to ongoing technical and administrative support services are deferred in accordance with generally accepted accounting principles, and amortized over a period of 12 months in order to match those revenues with the costs of providing the related support services. Marketing services revenues, as reflected in the Company's Consolidated Statements of Operations, include the effect of the deferral of a portion of the cash received for management services during a period, as well as the effect of the current period amortization of amounts deferred in the current and prior periods. The net effect of deferring and amortizing a portion of management services fees was a reduction in revenues reflected in the Company's Consolidated Financial Statements by $4.6 million, $15.8 million, and $4.0 million for the years ended December 31, 1994, 1995, and 1996, respectively. These deferred revenues are reflected as deferred management services fees in the Consolidated Balance Sheets.

  Marketing services costs include commissions and the costs of providing training, business forms, promotional and presentation materials, technical and administrative support services, and monthly reports. Commissions are paid to IRs based upon the acquisition of new long distance and paging subscribers and for long distance telephone and paging usage by subscribers. The Company also pays commissions for the training of IRs and certain ACs. The portions of commissions paid that directly relate to the acquisition of long distance and paging subscribers are capitalized in accordance with generally accepted accounting principles and amortized over a period of 12 months in order to match those costs with the revenue stream from subscribers' long distance and paging usage during the first 12 months of service to such subscribers. Marketing services costs, as reflected in the Company's Consolidated Statements of Operations, include the effect of the capitalization of the portion of commissions paid for the acquisition of new subscribers during a period, as well as the effect of the current period amortization of amounts capitalized in the current and prior periods. The net effect of capitalizing and amortizing a portion of commissions expense was a reduction in marketing services costs reflected in the Company's Consolidated Financial Statements by $13.1 million, $51.4 million, and $36.4 million for the years ended December 31, 1994, 1995, and 1996, respectively. These deferred costs are reflected as deferred subscriber acquisition costs in the Consolidated Balance Sheets. The Company's operating income, net income and net income per share assuming that subscriber acquisition costs were not capitalized and amortized were as follows (in thousands):

                                                        YEAR ENDED
                                          --------------------------------------
                                          DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                              1994         1995         1996
                                          ------------ ------------ ------------
     Operating income....................   $13,662      $26,300      $181,130
                                            =======      =======      ========
     Net income..........................   $ 8,021      $12,416      $121,810
                                            =======      =======      ========
     Net income per share................   $  0.09      $  0.13      $   1.14
                                            =======      =======      ========

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Cash and Cash Equivalents

  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

 Short-Term Investments

  Short-term investments consist primarily of commercial paper with original maturities at date of purchase beyond three months and less than 12 months. Such short-term investments are carried at cost, which approximates fair value, due to the short period of time to maturity.

 Accounts Receivable

  Accounts receivable are net of allowance for doubtful accounts and anticipated revenue adjustments of approximately $5.9 million and $9.0 million as of December 31, 1995 and 1996, respectively. The Company establishes an allowance for doubtful accounts and anticipated revenue adjustments based upon factors surrounding the credit risk of specific subscribers, historical trends, and other information. During 1996, the Company recorded bad debt reserves of approximately 2.0% of communication services revenues based on current trends and information.

 Long Distance Revenue Recognition

  Long distance revenues are recognized as service is provided to subscribers.

 Concentrations of Credit Risk

  The Company's subscribers are primarily residential subscribers and are not concentrated in any specific geographic region of the United States. The Company has agreements with local exchange carriers ("LECs"), which provide billing and collection services to the majority of the Company's subscribers. As of December 31, 1995 and 1996, approximately 92% of the Company's accounts receivable were due from LECs.

 Inventories

  Inventory consists primarily of pagers held for resale and sales aids, which include marketing materials and promotional items and is valued at the lower of cost (determined on a first-in, first-out basis) or market.

 Property and Equipment

  Property and equipment, including items financed through capital leases, are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, as follows:

                                                                     ESTIMATED
       ASSET CLASSIFICATION                                         USEFUL LIFE
       --------------------                                        -------------
       Buildings..................................................      30 years
       Furniture and equipment....................................     3-5 years
       Leasehold improvements..................................... Life of lease

 Investments

  During 1994, the Company made an initial capital contribution of $245,000 to obtain a 49% interest in a joint venture. During 1995, the Company made additional capital contributions of $6.0 million. The joint venture was formed for the purpose of obtaining and operating switches to provide telecommunications services to the Company and other long distance providers. During 1995, the venture's net losses exceeded total capital contributions to the venture. The Company recorded equity in net losses of $6.2 million for the year ended December 31, 1995, to reduce the carrying value of the investment in the joint venture to zero. The venture's operations for 1994 were insignificant.

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

  Subsequent to December 31, 1995, the Company sold its entire 49% interest in its joint venture to IXC Long Distance for $6.2 million, which was paid to the Company during the year ended December 31, 1996 and is included in other income (expense) in the Consolidated Statements of Operations.

 Income Taxes

  The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" which requires that deferred income tax expenses be provided based upon estimated future tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes calculated based upon provisions of enacted tax laws.

 Use of Estimates

  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Net Income per Share

  Net income per share is based on the weighted average number of shares of common stock outstanding. The weighted average shares outstanding include common share equivalents which represent the effect, using the treasury stock method, of options granted under the Company's stock option plan.

 New Accounting Standards

  In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires additional disclosures related to stock based compensation plans. The Company adopted this statement effective January 1, 1996, which did not have a material effect on the Company's results of operations or financial position. The Company has also adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-lived Assets," which did not have a material effect on the Company's results of operations or financial position.

3. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

  Long-term debt and capital lease obligations consisted of the following at December 31, 1995 and 1996 (in thousands):

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1995   1996
                                                                  ------ ------
     Capital lease obligations................................... $  818 $  339
     Less current maturities.....................................    473    239
                                                                  ------ ------
                                                                  $  345 $  100
                                                                  ====== ======

  As of December 31, 1994 and 1995, the Company had a revolving credit line agreement with a bank. The amount available under the agreement was limited to the lesser of $10.0 million or the borrowing base minus any letters of credit outstanding. The Company had available borrowing capacity of $10.0 million at December 31, 1995. In August 1996, EXCEL terminated this agreement which resulted in the cancellation of: (i) all security

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES interests in the Company's accounts receivable, inventories, property, and equipment, (ii) limitations on incurring additional indebtedness and paying dividends, and (iii) the required maintenance of certain financial ratios and covenants.

4. PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following at December 31, 1995 and 1996 (in thousands):

                                                                DECEMBER 31,
                                                               ----------------
                                                                1995     1996
                                                               -------  -------
     Land..................................................... $   --   $ 5,067
     Buildings................................................     --    16,506
     Furniture and equipment..................................   9,933   61,139
     Leasehold improvements...................................     611    2,871
                                                               -------  -------
       Total..................................................  10,544   85,583
     Less--Accumulated depreciation and amortization..........  (1,984)  (8,671)
                                                               -------  -------
     Net property and equipment............................... $ 8,560  $76,912
                                                               =======  =======

  Depreciation and amortization expense was $346,000, $1.2 million, and $6.9 million for the years ended December 31, 1994, 1995, and 1996, respectively.

5. INCOME TAXES

  The components of the provision for income taxes are as follows for the years ended December 31, 1994, 1995 and 1996 (in thousands):

                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                       1994     1995     1996
                                                     -------- -------- --------
     Current tax expense:
       Federal...................................... $  6,119 $ 13,322 $ 56,731
       State........................................    1,474      812    3,621
                                                     -------- -------- --------
                                                     $  7,593 $ 14,134 $ 60,352
     Deferred tax expense:
       Federal...................................... $  2,489 $ 12,110 $ 23,650
       State........................................      566      649    1,486
                                                     -------- -------- --------
                                                     $  3,055 $ 12,759 $ 25,136
       Provision for income taxes................... $ 10,648 $ 26,893 $ 85,488
                                                     ======== ======== ========

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

  Temporary differences which give rise to the net deferred income tax liability at December 31, 1995 and 1996 are as follows (in thousands):

                                                              DECEMBER 31,
                                                            ------------------
                                                              1995      1996
                                                            --------  --------
     Deferred income tax assets:
       Allowance for doubtful accounts..................... $  2,100  $  1,558
       Deferred management services fees...................    7,729       --
       Other...............................................      --        624
                                                            --------  --------
                                                               9,829     2,182
     Deferred income tax liabilities:
       Depreciation........................................     (358)   (4,193)
       Deferred subscriber acquisition costs...............  (24,817)  (38,144)
       Other...............................................   (1,520)   (1,847)
                                                            --------  --------
                                                             (26,695)  (44,184)
     Net deferred tax liability............................  (16,866)  (42,002)
     Less--Net current deferred income tax asset...........   (2,100)   (1,897)
                                                            --------  --------
     Net long-term deferred income taxes payable........... $(18,966) $(43,899)
                                                            ========  ========

  In 1996, the Company submitted a request to the Internal Revenue Service ("IRS") to change its method of accounting for recognizing management services fees revenue from the cash method to the accrual method for income tax purposes. As of December 31,1996, the IRS had not ruled on the Company's request. However, management believes the IRS will approve the change during 1997. Accordingly, the financial statements reflect the accrual method of accounting for management services fees revenue for both book and tax purposes, and there is no deferred tax asset for management services fees at year end 1996.

  The provision for income taxes was different than the amount computed using the statutory income tax rate for the reasons set forth in the following table (in thousands):

                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                       1994     1995     1996
                                                     -------- -------- --------
     Tax computed at statutory rate................. $  9,281 $ 24,969 $ 80,470
     State income taxes and other...................    1,367    1,924    5,018
                                                     -------- -------- --------
       Provision for income taxes................... $ 10,648 $ 26,893 $ 85,488
                                                     ======== ======== ========

6. STOCKHOLDERS' EQUITY

  Effective January 1, 1996, the Company issued 99,000,000 shares of its common stock to stockholders at a conversion rate of 1,000 shares of newly issued common stock for each share of common stock previously held. These new shares were issued pursuant to a reorganization, which included a statutory merger whereby the Company was formed as a holding company. In addition, 500,000,000 shares were authorized. All common stock and per share amounts in the Company's Consolidated Financial Statements have been adjusted retroactively to give effect to the stock conversion and the change in authorized shares. In May 1996, the Company sold 9,800,000 shares of its common stock at $15.00 per share, which resulted in 108,800,000 shares outstanding and net proceeds of approximately $133.9 million to the Company after deducting the expenses of the offering.

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

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

7. COMMITMENTS AND CONTINGENCIES

  The Company leases certain office equipment and office space under operating leases. Total rental expense for the years ended December 31, 1994, 1995 and 1996 was approximately $762,000, $1.1 million, and $6.6 million, respectively.

  Future minimum rents due under operating leases with initial or remaining terms greater than 12 months as of December 31, 1996 are as follows (in thousands):

            1997.................................. $7,970
            1998..................................  6,994
            1999..................................  6,054
            2000..................................  5,922
            2001..................................  3,439
            Thereafter............................  4,112

 Litigation, Claims and Assessments

  On May 3, 1996, Linden Wood, Brad Campbell, Candy Campbell, Jerry Szeszulski, and Team Excel filed suit in state district court in Tulsa County, Oklahoma, jointly and severally, against the Company, its indirect subsidiary, Excel Telecommunications, Inc. ("ETI"), Stephen R. Smith, a director and the Executive Vice President of Marketing of the Company, and Kenny A. Troutt, a director and the Chief Executive Officer, President, and Chairman of the Board of the Company. Each of the individual plaintiffs was an IR and each is alleged to be a member of Team Excel. Team Excel is alleged to be an unincorporated association of IRs that was formed by Mr. Wood and others as an independent association of IRs. Mr. Wood had been an IR for several years and was one of the top ten highest earning IRs during the first half of 1996.

  The plaintiffs originally asserted claims against the Company and the individual defendants for defamation, unfair competition, and interference with contractual relations. The plaintiffs alleged that the defendants threatened to terminate the IR agreement with each of the plaintiffs and that the defendants maliciously published an article containing false statements about each plaintiff, engaged in actions that constitute unfair competition and trade practices, and engaged in actions that constitute interference with the alleged contractual relationships between each individual plaintiff and his or her downline IRs.

  On May 6, 1996, the Company and the other defendants removed this action to the United States District Court for the Northern District of Oklahoma. On May 31, 1996, the Company terminated each of the plaintiffs as an IR for actions that the Company believes constituted a material breach of his or her IR agreement with the Company. On May 23, 1996, the Company and the other defendants filed with the American Arbitration Association ("AAA") in Dallas, Texas a demand for arbitration against each of the plaintiffs pursuant to the terms and conditions of the IR agreements with the plaintiffs seeking a declaration that they have not committed any of the acts alleged to have occurred in the lawsuit. In addition, ETI has sought a declaration that Mr. Wood, Mr. and Mrs. Campbell, and Mr. Szeszulski, by filing the lawsuit, have materially breached the arbitration provision in their IR agreements with ETI, which requires all disputes to be resolved through mandatory and binding arbitration, and seeks to recover damages. The Company and ETI have also asked for damages for

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Mr. Wood's claimed disparagement of the Company and ETI, as well as Mr. Wood's alleged tortious interference with the Company and ETI's actual and prospective contractual relations.

  Also on May 23, 1996, the Company and the other defendants filed a Petition to Compel Arbitration against the same parties in the United States District Court for Northern District of Texas, Dallas Division. On May 23, 1996, the Company and the other defendants in the Oklahoma federal district court filed a Motion to Stay the Oklahoma litigation in favor of the arbitration in Dallas, Texas. The Company's Motion to Stay the Oklahoma litigation was granted on August 13, 1996. In addition, on November 22, 1996, the District Court in Texas granted the Company's Motion to Compel Arbitration in total, sending all parties and all claims into arbitration before the AAA in Dallas.

  On January 13, 1997, the Company amended its complaint before the AAA. In this proceeding, the Company is the plaintiff and has added claims against all parties for intentional interference with the Company's contractual relationships with its subscribers, IRs, and ACs. The Company also added claims against Mr. Wood, Mr. and Mrs. Campbell, and Team Excel for fraud in connection with the payment of training fees to individuals who were not entitled to such fees. The Company has not yet pled a specific damages amount other than to claim that the amount exceeds $1.0 million, together with reasonable attorneys' fees and costs. Also on January 13, 1997, the defendants in this AAA proceeding filed their counterclaims, alleging again the same claims as they made in their May 3, 1996 lawsuit. The defendants also added claims for fraud, breach of special relationship, unjust enrichment, violations of the Texas Theft Liability Act, conversion, breach of contract, intentional infliction of emotional distress, and have asked for an accounting and a constructive trust. The defendants collectively have reduced their actual damages claim from an original demand of $105 million to $31.5 million, while increasing their punitive damages claim to in excess of $500 million. The plaintiffs are also seeking pre- and post-judgment interest, attorneys' fees and costs, and such other relief as the court deems just and appropriate.

  The Company denies the allegations made by Mr. Wood, Mr. Szeszulski, Mr. & Mrs. Campbell and Team Excel, is vigorously defending the litigation, and believes the ultimate outcome thereof will not have a material adverse effect upon the Company's results of operations or financial position. The Company believes that its actions with respect to the IRs, including the plaintiffs, have been reasonable and in compliance with the Company's contractual agreements with the IRs. However, an unfavorable outcome in this matter could have a material adverse effect upon the Company's results of operations or financial position. Even if the Company and other defendants ultimately prevail, the defense effort could involve considerable cost and a diversion of management efforts. In the past, the Company has had IRs with significant downlines reduce their efforts and in some cases quit the business completely, and such actions have not had a material adverse impact upon the Company's results of operations or financial position. However, regardless of the outcome of the litigation, the mere existence of this dispute with these plaintiffs could lead to a decline in revenues generated from or through the efforts of these plaintiffs' respective downlines as well as an adverse impact on the Company's relationship with IRs and the Company's ability to attract potential IRs generally, all of which could have a material adverse effect on the Company.

  On August 30, 1996, AT&T filed suit in the United States District Court for the District of Delaware against the Company, its subsidiary, EXCEL Communications Marketing, Inc., and ETI alleging past and continued infringement of a single patent without specifying the amount of damages. The Copmpany believes that similar suits have also been filed by AT&T against other telecommunications industry participants. The Company denies the allegations and will vigorously defend the litigation. The Company does not believe that it infringes any valid claim of the patent. While this litigation is in a very preliminary stage and the outcome is uncertain, based upon the information available to the Company, the Company does not believe that these claims will have a material adverse effect on the Company's results of operations or financial position; however, should an unfavorable outcome result in this matter, it could have a material adverse effect upon the Company's results of operations or financial position.

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

8. EMPLOYEE BENEFIT PLANS

  The Company provides a 401(k) plan to substantially all eligible employees of the Company, as defined. Discretionary profit sharing contributions may be made by the Company to employees in an amount equal to or less than 4% of their respective compensation. Company contributions to the plan for the years ended December 31, 1994, 1995, and 1996 were not significant.

  Effective January 1, 1995, the Company amended the 401(k) plan to incorporate an ESOP for substantially all employees of EXCEL. On November 1, 1995, the ESOP borrowed $6.0 million from the Company to purchase 3,000,000 shares of common stock. The shares are held in a trust and were allocated to employees' accounts in the ESOP during the same calendar year in which debt repayments were made. The Company recognized compensation expense related to the ESOP of $5.6 million and $6.3 million for the years ended December 31, 1995 and 1996, respectively. During 1995, 1,707,000 shares were released and allocated to ESOP participants. The remaining 1,293,000 shares were allocated to ESOP participants in 1996.

  Effective October 30, 1995, the Company established a stock option plan which permits the issuance of either incentive stock options or non-statutory options to selected employees of and consultants to the Company and its affiliates. The plan reserves 8,910,000 shares of common stock for grant. These options vest over a six-year period and expire ten years from the date of grant. As of December 31, 1996, 3,867,525 shares remain available for future option grants and no outstanding options are vested or exercisable. A summary of stock option activity for the year ended December 31, 1996 is as follows:

                                                         NUMBER OF  OPTION PRICE
                                                          OPTIONS    PER SHARE
                                                         ---------  ------------
     Outstanding, December 31, 1994.....................       --       N/A
       Granted.......................................... 4,843,575     $4.55
       Exercised........................................       --       N/A
       Canceled.........................................       --       N/A
                                                         ---------
     Outstanding, December 31, 1995..................... 4,843,575     $4.55
       Granted..........................................   332,750   4.55-21.25
       Exercised........................................       --       N/A
       Canceled.........................................  (133,850)  4.55-15.00
                                                         ---------
     Outstanding, December 31, 1996..................... 5,042,475   4.55-21.25
                                                         =========

  Had compensation cost for the stock option plan been determined consistent with FASB Statement No. 123, the reduction in the Company's 1996 and 1995 net income and net income per share would have been insignificant. The fair value of the options granted was $1.98 per option and was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: no expected dividends, risk-free interest rate of six percent, expected life of six years, and the expected volatility of 32%.

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by Item 10 appears in and is incorporated by reference herein from the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

  The information required by Item 11 appears in and is incorporated by reference herein from the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by Item 12 appears in and is incorporated by reference herein from the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by Item 13 appears in and is incorporated by reference herein from the Company's Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as a part of this Annual Report on Form 10-K:

    1. The consolidated financial statements of EXCEL and supplementary financial information filed as part of this report are included in
       Part II, Item 8 of this Annual Report on Form 10-K.

    2. All Financial Statement Schedules other than those listed below have been omitted because they are not required under the instructions to the applicable accounting regulations of the Securities and Exchange Commission or the information to be set forth therein is included in the financial statements or in the notes thereto. The following additional financial data should be read in conjunction with the financial statements included in Part II, Item 8 of this Annual Report on Form 10-K:

       Report of Independent Public Accountants on Financial Schedule

       Schedule II--Valuation and Qualifying Accounts

    3. Exhibits

       The exhibits filed or incorporated by reference as part of this report are set forth in the Index of Exhibits on page E-1 of this Annual Report on Form 10-K.

  (b)  Reports on Form 8-K.

       No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended December 31, 1996.

  (c)  Exhibits.

       Refer to Item 14(a)(3) above.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          EXCEL Communications, Inc.

                                                   /s/ Kenny A. Troutt
                                          -------------------------------------
                                                     KENNY A. TROUTT
                                              PRESIDENT AND CHIEF EXECUTIVE
                                                         OFFICER
                                                 DATE: FEBRUARY 12, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON FEBRUARY 12, 1997 ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

         /s/ Kenny A. Troutt           President, Chief Executive
-------------------------------------   Officer, Chairman of the Board,
           KENNY A. TROUTT              and Director (Principal
                                        Executive Officer)

         /s/ John J. McLaine           Executive Vice President, Chief
-------------------------------------   Financial Officer, Secretary
           JOHN J. MCLAINE              and Director (Principal
                                        Financial Officer)

         /s/ Craig E. Holmes           Vice President and Chief
-------------------------------------   Accounting Officer (Principal
           CRAIG E. HOLMES              Accounting Officer)

        /s/ Stephen R. Smith           Executive Vice President of
-------------------------------------   Marketing and Director
          STEPHEN R. SMITH

       /s/ Ronald A. McDougall         Director
-------------------------------------
         RONALD A. MCDOUGALL

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To EXCEL Communications, Inc.:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of EXCEL Communications, Inc. (a Delaware corporation) and subsidiaries (the "Company") included in this Form 10-K and have issued our report thereon dated January 24, 1997. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II, which is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          Arthur Andersen LLP

Dallas, Texas
January 24, 1997

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                 BALANCE AT CHARGED TO               BALANCE AT
                                 BEGINNING  COSTS AND                  END OF
          DESCRIPTION            OF PERIOD   EXPENSES  DEDUCTIONS(A)   PERIOD
          -----------            ---------- ---------- ------------- ----------
Allowance for doubtful accounts
 and revenue adjustments:
  December 31, 1994............    $  473    $ 3,261      $ 2,034      $1,700
  December 31, 1995............     1,700     13,871        9,690       5,881
  December 31, 1996............     5,881     38,798       35,728       8,951

--------
(a) Represents amount written off as uncollectible and recoveries of previously reserved amounts.

                               INDEX TO EXHIBITS
                                  (ITEM 14(A))

 EXHIBIT
   NO.                              DESCRIPTION
 -------                            -----------
   3.1   Certificate of Incorporation of the Company dated December 19,
         1995, as amended January 11, 1996.+
   3.2   Bylaws of the Company.+
   4.1   Specimen Certificate for Common Stock of the Company.+
  10.1   EXCEL Telecommunications, Inc. 1995 Stock Option Plan (incorpo-
         rated by reference to Exhibit 4.4 to the Company's Registration
         Statement on Form S-8 (File No. 333-20061)).
  10.2   Incentive Plan of EXCEL Telecommunications, Inc. for 1995.+
  10.3   EXCEL Telecommunications, Inc. Employee Ownership Plan Trust
         Agreement dated October 1, 1995 (the "Trust Agreement") between
         EXCEL Telecommunications, Inc.and Bank One Texas, N.A. ("Bank
         One") as Trustee of the EXCEL Telecommunications, Inc. Employee
         Ownership Plan.+
  10.4   Amendment to the Trust Agreement dated December 29, 1995 among the Registrant, EXCEL Telecommunications, Inc., and Bank One.+
  10.5   ESOP Loan Agreement dated as of October 1, 1995 by and between
         EXCEL Telecommunications, Inc. and Bank One.+
  10.6   Non-Recourse Promissory Note dated October 1, 1995 payable to
         EXCEL Telecommunications, Inc. by Bank One in the original prin-
         cipal amount of $6,000,000.+
  10.7   ESOP Pledge Agreement dated October 1, 1995 by and between EXCEL
         Telecommunications, Inc. and Bank One.+
  10.8   Stock Purchase Agreement dated as of October 1, 1995 among EXCEL
         Telecommunications, Inc., Bank One, Kenny A. Troutt, and Thomas
         P. Wittmann.+
  10.9   Second Amended and Restated Service Agreement dated as of Janu-
         ary 1, 1996 by and between Switched Services Communications,
         L.L.C. ("SSC") and EXCEL Telecommunications, Inc.##+
  10.10  Purchase and Sale Agreement dated as of January 1, 1996 by and among EXCEL Telecommunications, Inc., the Registrant, IXC Long
         Distance, Inc., SSC, and IXC Carrier, Inc.+
  10.11  Pledge Agreement dated January 1, 1996 between IXC Long Dis-
         tance, Inc. and the Registrant.+
  10.12  Promissory Note dated January 1, 1996 payable to the Registrant by IXC Long Distance, Inc. in the original principal amount of
         $6,247,500.+
  10.13  EXCEL Reseller Services Agreement dated February 20, 1995 be-
         tween Allnet Communication Services, Inc. ("Allnet") and EXCEL
         Telecommunications, Inc.##+
  10.14  Amendment No. 1 to EXCEL Reseller Services Agreement dated Octo-
         ber 31, 1995 between Allnet and EXCEL Telecommunications,
         Inc.##+
  10.15  Addendum for Dedicated Services to the EXCEL Reseller Services
         Agreement between Allnet and EXCEL Telecommunications, Inc.##+
  10.16  Agreement dated May 1, 1989 between EXCEL Telecommunications,
         Inc. and Stephen R. Smith.+


 EXHIBIT
   NO.                              DESCRIPTION
 -------                            -----------
  10.17  First Amendment of Agreement dated January 8, 1996 between EXCEL
         Telecommunications, Inc. and Stephen R. Smith.+
  10.18  Commercial Property Contract of Sale dated August 8, 1995 be-
         tween FM Properties Operating Co. and EXCEL Telecommunications,
         Inc., as amended.+
  10.19  Standard Form of Agreement between Owner and
         Contractor/Developer dated November 17, 1995, between EXCEL
         Telecommunications, Inc. and Wilcox/CMC Addison, Inc.+
  10.20  Assignment and Assumption of Construction Contract dated Decem-
         ber 28, 1995 between EXCEL Telecommunications, Inc. and Regis-
         trant.+
  10.21  Office Lease dated October 3, 1991 between State of California
         Public Employees' Retirement System and EXCEL Telecommunica-
         tions, Inc.+
  10.22  Lease Amendment dated May 17, 1994 between Stewart Interchange
         I, Inc., as successor in interest to State of California Public
         Employees' Retirement System and EXCEL Telecommunications,
         Inc.+
  10.23  Loan and Security Agreement dated May 26, 1994 between EXCEL
         Telecommunications, Inc. and Marine Midland Business Loans, Inc.
         ("Marine Midland").+
  10.24  First Amendment to Loan and Security Agreement entered into and effective as of September 30, 1994 between EXCEL Telecommunica-
         tions, Inc. and Marine Midland.+
  10.25  Second Amendment to Loan and Security Agreement entered into and effective as of December 30, 1994 between EXCEL Telecommunica-
         tions, Inc. and Marine Midland.+
  10.26  Third Amendment to Loan and Security Agreement entered into and effective as of July 1,1995 between EXCEL Telecommunications,
         Inc. and Marine Midland.+
  10.27  Promissory Note dated April 20, 1995 payable to EXCEL Telecommu-
         nications, Inc. by Kenny A. Troutt in the original principal amount of $4,920,000.+
  10.28  Promissory Note dated April 21, 1995 payable to EXCEL Telecommu-
         nications, Inc. by Thomas P. Wittmann in the original principal amount of $360,000.+
  10.29  Promissory Note dated September 29, 1995 payable to EXCEL Tele-
         communications, Inc. by Kenny A. Troutt in the original princi-
         pal amount of $720,000.+
  10.30  EXCEL Communications, Inc. Employee Ownership Plan, as amended and restate deffective October 1, 1995.+
  10.31  Employment Agreement, dated January 1, 1996, between the Regis-
         trant and Kenny A. Troutt.+
  10.32  EXCEL Telecommunications, Inc. 1996 Management Incentive Plan.+
  10.33  Form of agreement with independent representatives.+
  10.34  Form of agreement with area coordinators.+
  10.35  Fourth Amendment of Loan and Security Agreement entered into ef-
         fective as of December 29, 1995 between EXCEL Communications,
         Inc. and its consolidated subsidiaries, on the one hand, and Ma-
         rine Midland, on the other hand.+
  10.36  Reseller Agreement, dated as of March 8, 1996, between EXCEL
         Telecommunications, Inc. and Page Mart, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended September 30, 1996, filed with the Commission).#
  10.37  Preferred Vendor Status Agreement dated as of January 1, 1996 by and among EXCEL Telecommunications, Inc., IXC Long Distance,
         Inc., Switched Services Communications, L.L.C., and IXC Carrier,
         Inc.+
  10.38  Office Lease Agreement dated February 1, 1996 between Connecti-
         cut General Life Insurance Company and EXCEL Telecommunications,
         Inc.+


 EXHIBIT
   NO.                              DESCRIPTION
 -------                            -----------
  10.39  Amendment No. 2 to EXCEL Reseller Services Agreement dated April
         27, 1996 between Allnet and EXCEL Telecommunications, Inc.+
  10.40  Telecommunications Services Agreement, dated May 31, 1996, be-
         tween WorldCom Network Services, Inc. d/b/a WilTel ("WilTel")
         and Excel Telecommunications, Inc. (incorporated by reference to
         Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for
         the quarter ended June 30, 1996, filed with the Commission).
  10.41  Program Enrollment Terms, dated May 31, 1996, between WilTel and
         Excel Telecommunications, Inc. (incorporated by reference to Ex-
         hibit 10.2 to the Company's Quarterly Report on Form 10-Q for
         the quarter ended June 30, 1996, filed with the Commission).#
  10.42  Service Schedule, dated May 31, 1996, between WilTel and Excel
         Telecommunications, Inc. (incorporated by reference to Exhibit
         10.3 to the Company's Quarterly Report on Form 10-Q for the
         quarter ended June 30, 1996, filed with the Commission).##
  10.43  Amendment No. 3 to Excel Reseller Services Agreement, dated Feb-
         ruary 20, 1995 and effective April 1, 1995, between Frontier
         Communications Services, Inc. and Excel Telecommunications, Inc.
         (incorporated by reference to Exhibit 10.4 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended June 30,
         1996, filed with the Commission).
  10.44  Carrier Agreement, dated June 26, 1996, between MCI Telecommuni-
         cations Corporation and Excel Telecommunications, Inc. (incorpo-
         rated by reference to Exhibit 10.5 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission).##
  10.45  Underwriting Agreement, dated May 9, 1996, between the Company and Donaldson, Lufkin & Jenrette Securities Corporation, as rep-
         resentative of the several U.S. underwriters and the several in-
         ternational managers for the Company's initial public offering
         (incorporated by reference to Exhibit 1.1 to the Company's Reg-
         istration Statement on Form S-1 filed with the Commission on
         February 6, 1996, as amended, relating to the Company's initial public offering (Commission File No. 333-1076)).
  11.1   Computation of Net Income Per Share.
  22.1   List of Subsidiaries.+
  23.1   Consent of Arthur Andersen LLP.
  27.1   Financial Data Schedule as of December 31, 1996.

--------
#  Confidential Treatment has been requested.
+ Incorporated by reference to the exhibit of the same number in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission (the "Commission") on February 6, 1996, as amended, relating to the Company's initial public offering (Commission File No. 333-
   1076).
## Confidential treatment has been granted.