Form 10-Q
period 1997-03-31
EXCEL COMMUNICATIONS INC
filed 1997-05-07
CIK 1007323

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF
   1934

                   FOR THE TRANSITION PERIOD FROM     TO
                         COMMISSION FILE NUMBER 1-14322

                          EXCEL COMMUNICATIONS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 75-2624939
   (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)


   8750 NORTH CENTRAL EXPRESSWAY,                         75231
      DALLAS, TEXAS SUITE 2000                         (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

                                (214) 863-8000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  [X]  No  [_]

  As of April 30, 1997, the registrant had outstanding 108,751,566 shares of $.001 par value common stock.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           EXCEL COMMUNICATIONS, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
PART I: FINANCIAL INFORMATION
  Item 1. Financial Statements
     Consolidated Balance Sheets......................................     1-2
     Consolidated Statements of Operations............................       3
     Consolidated Statements of Cash Flows............................       4
     Notes to Consolidated Financial Statements.......................     5-8
  Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................    9-12
PART II: OTHER INFORMATION
  Item 1. Legal Proceedings...........................................      13
  Item 2. Changes in Securities.......................................      13
  Item 3. Defaults upon Senior Securities.............................      13
  Item 4. Submission of Matters to a Vote of Security Holders.........      13
  Item 5. Other Information...........................................      13
  Item 6. Exhibits and Reports on Form 8-K............................      13
Signature.............................................................      14
Exhibit Index.........................................................      15

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                         MARCH 31,  DECEMBER 31,
                                                           1997         1996
                                                        ----------- ------------
                        ASSETS                          (UNAUDITED)
Current assets:
  Cash and cash equivalents............................  $134,935     $ 61,990
  Short-term investments...............................    39,239      107,856
  Accounts receivable, net.............................   201,592      206,309
  Inventories..........................................    16,528       16,263
  Deferred income tax asset............................     2,273        1,897
  Other current assets.................................     2,660        2,517
                                                         --------     --------
                                                          397,227      396,832
                                                         --------     --------
Property and equipment, net............................    88,315       76,912
                                                         --------     --------
Deferred subscriber acquisition costs..................        --      104,765
                                                         --------     --------
Other assets...........................................       658          655
                                                         --------     --------
                                                         $486,200     $579,164
                                                         ========     ========


  The accompanying notes are an integral part of these consolidated financial statements.

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        MARCH 31,  DECEMBER 31,
                                                          1997         1996
                                                       ----------- ------------
         LIABILITIES AND STOCKHOLDERS' EQUITY          (UNAUDITED)
Current liabilities:
  Accounts payable....................................  $115,866     $132,770
  Commissions payable.................................    20,591       22,484
  Accrued liabilities.................................    28,367       32,112
  Income taxes payable................................     6,313           --
  Current maturities of long-term debt and capital
   lease obligations..................................       224          239
                                                        --------     --------
                                                         171,361      187,605
                                                        --------     --------
Long-term debt and capital lease obligations..........        85          100
                                                        --------     --------
Deferred management services fees.....................    16,711       25,279
                                                        --------     --------
Deferred income taxes payable.........................     5,880       43,899
                                                        --------     --------
Commitments and contingencies.........................        --           --
                                                        --------     --------
Stockholders' equity:
  Preferred stock, $0.001 par value, 10,000,000 shares
   authorized,
   none outstanding...................................        --           --
  Common stock, $0.001 par value, 500,000,000 shares
   authorized,
   108,800,000 issued and outstanding.................       109          109
  Additional paid-in capital..........................   139,880      139,880
  Retained earnings...................................   152,174      182,292
                                                        --------     --------
    Total stockholders' equity........................   292,163      322,281
                                                        --------     --------
                                                        $486,200     $579,164
                                                        ========     ========


  The accompanying notes are an integral part of these consolidated financial statements.

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            --------------------
                                                              1997       1996
                                                            ---------  ---------
                                                                (UNAUDITED)
Revenues:
  Communication services..................................  $ 303,673  $ 205,274
  Marketing services......................................     27,694     75,516
                                                            ---------  ---------
    Total revenues........................................    331,367    280,790
                                                            ---------  ---------
Operating expenses:
  Communication...........................................    165,246    113,514
  Marketing services......................................     60,552     76,940
  General and administrative..............................     51,799     36,941
                                                            ---------  ---------
    Total operating expenses..............................    277,597    227,395
                                                            ---------  ---------
    Operating income......................................     53,770     53,395
                                                            ---------  ---------
  Interest income, net....................................      2,165        379
  Other income (expense)..................................        (50)     1,113
                                                            ---------  ---------
Income before income taxes................................     55,885     54,887
                                                            ---------  ---------
  Provision for income taxes..............................     20,789     20,901
                                                            ---------  ---------
Income before cumulative effect of change in accounting
 principle................................................     35,096     33,986
Cumulative effect of change in accounting principle, net
 of income taxes..........................................     65,214         --
                                                            ---------  ---------
Net income (loss).........................................  $ (30,118) $  33,986
                                                            =========  =========
Net income (loss) per common and equivalent share:
Income before cumulative effect of change in accounting
 principle................................................  $    0.32  $    0.34
Cumulative effect of change in accounting principle, net
 of income taxes..........................................      (0.59)        --
                                                            ---------  ---------
Net income (loss) per share...............................  $   (0.27) $    0.34
                                                            =========  =========
Weighted average shares and share equivalents outstanding.    111,031    100,087
                                                            =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                           --------------------
                                                             1997       1996
                                                           ---------  ---------
                                                              (UNAUDITED)
Operating activities:
  Net income (loss)....................................... $ (30,118) $ 33,986
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Cumulative effect of change in accounting principle...    65,214        --
    Depreciation and amortization.........................     3,561       607
    Employee stock plan compensation......................        --     1,434
    Loss on disposal of assets............................        96        --
    Income from joint venture.............................        --      (520)
    Deferred income taxes.................................     1,156    14,209
    Changes in assets and liabilities:
      Accounts receivable, net............................     4,717   (60,209)
      Deferred subscriber acquisition costs...............        --   (27,576)
      Accounts payable....................................   (16,904)   21,148
      Commissions payable.................................    (1,893)   11,569
      Deferred management services fees...................    (8,568)    8,290
      Accrued liabilities.................................    (3,745)    6,271
      Income taxes payable................................     6,313     1,479
      Inventories and other...............................      (411)   (1,737)
                                                           ---------  --------
    Net cash provided by operating activities.............    19,418     8,951
                                                           ---------  --------
Investing activities:
  Proceeds from sale of assets............................         7        --
  Purchase of property and equipment......................   (15,067)  (10,226)
  Purchase of short-term investments......................   (19,685)       --
  Proceeds from maturities of short-term investments......    88,302        --
                                                           ---------  --------
    Net cash provided by (used in) investing activities...    53,557   (10,226)
                                                           ---------  --------
Financing activities:
  Payments of debt and capital lease obligations..........       (30)     (108)
                                                           ---------  --------
    Net cash used in financing activities.................       (30)     (108)
                                                           ---------  --------
Net increase (decrease) in cash...........................    72,945    (1,383)
  Cash, beginning of period...............................    61,990    30,387
                                                           ---------  --------
  Cash, end of period..................................... $ 134,935  $ 29,004
                                                           =========  ========
Supplemental disclosure:
  Interest paid during the period......................... $      21  $     52
  Income taxes paid during the period.....................     2,325     5,928

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

  These Consolidated Financial Statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These Consolidated Financial Statements should be read in conjunction with the notes to the financial statements in the Company's Form 10-K for the fiscal year ended December 31, 1996.

  The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

1. MARKETING ACTIVITIES

  Marketing services revenues are primarily comprised of receipts from independent representatives ("IRs") and area coordinators, who train the IRs ("ACs"). Except in certain states, IRs are required to make an initial refundable application deposit with EXCEL as an expression of commitment. There is no additional cost to participate. IRs have an option to purchase a start-up package, which includes a training class and training materials, a starter kit of forms, promotional and presentation materials, ongoing technical and administrative support services, and monthly reports. If the start-up package is purchased, the deposit requirement is waived. In addition, EXCEL offers training positions whereby trainers, certified by the Company, may provide training to new representatives and training coordinators.

  Marketing services costs include commissions and the costs of providing training, business forms, promotional and presentation materials, technical and administrative support services, and monthly reports. Commissions are paid to IRs based upon the acquisition of new long distance and paging subscribers ("subscriber acquisition costs") and for long distance telephone and paging usage by subscribers. The Company also pays commissions for the training of IRs and certain ACs. Effective January 1, 1997, the Company changed its method of accounting for subscriber acquisition costs. Previously, the Company had deferred the portions of commissions paid to IRs that directly relate to the acquisition of long distance and paging subscribers. Beginning January 1, 1997, the Company began fully expensing subscriber acquisition costs in the period incurred in order to present its operating results in a manner more consistent with other telecommunications companies against which its results are now compared. The Company recognized a one-time charge of $65.2 million, net of income taxes, ($0.59 per share) in the first quarter to reflect the change in accounting principle. On a pro forma basis, the Company's net income for the three month period ended March 31, 1996 would have been $16.9 million ($0.17 per share) if this accounting change had been retroactively applied.

2. SHORT-TERM INVESTMENTS

  Short-term investments consist primarily of commercial paper with original maturities at date of purchase beyond three months and less than 12 months. Such short-term investments are carried at cost, which approximates fair value, due to the short period of time to maturity.

3. NET INCOME PER SHARE

  Net income per share is based on the weighted average number of shares of common stock outstanding. In 1996, the weighted average shares outstanding exclude employee stock ownership plan shares that had not been

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES released to employees at the end of the period. The weighted average shares outstanding include common share equivalents which represent the effect, using the treasury stock method, of options granted under the Company's stock option plan.

4. INCOME TAXES

  The components of the provision for income taxes are as follows for the three months ended March 31, 1997 and 1996 (dollars in thousands):

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            -------------------
                                                              1997      1996
                                                            --------- ---------
      Current tax expense:
        Federal............................................ $  18,463 $   6,169
        State..............................................     1,170       523
                                                            --------- ---------
                                                              $19,633 $   6,692
      Deferred tax expense:
        Federal............................................ $   1,112 $  13,823
        State..............................................        44       386
                                                            --------- ---------
                                                              $ 1,156 $  14,209
        Provision for income taxes......................... $  20,789 $  20,901
                                                            ========= =========

5. COMMITMENTS AND CONTINGENCIES

 Litigation, Claims and Assessments

  On May 3, 1996, Linden Wood, Brad Campbell, Candy Campbell, Jerry Szeszulski, and Team Excel of Independent Representatives ("Team Excel") filed suit in state district court in Tulsa County, Oklahoma, jointly and severally, against the Company, its indirect subsidiary, EXCEL Telecommunications, Inc. ("ETI"), Stephen R. Smith, a director and the Executive Vice President of Marketing of the Company, and Kenny A. Troutt, a director and the Chief Executive Officer, President, and Chairman of the Board of the Company. Each of the individual plaintiffs was an IR and each was alleged to be a member of Team Excel. Team Excel is alleged to be an unincorporated association of IRs that was formed by Mr. Wood and others as an independent association of IRs. Mr. Wood had been an IR for several years and was one of the top ten highest earning IRs during the first half of 1996.

  The plaintiffs originally asserted claims against the Company and the individual defendants for defamation, unfair competition, and interference with contractual relations. The plaintiffs allege that the defendants have threatened to terminate the IR agreement with each of the plaintiffs and that the defendants have maliciously published an article containing false statements about each plaintiff, engaged in actions that constitute unfair competition and trade practices, and engaged in actions that constitute interference with the alleged contractual relationships between each individual plaintiff and his or her downline IRs.

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

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

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

  On August 30, 1996, AT&T filed suit in the United States District Court for the District of Delaware against the Company, its subsidiary, Excel Communications Marketing, Inc., and ETI alleging past and continued infringement of a single patent without specifying the amount of damages. The Company denies the allegations and will vigorously defend the litigation. The Company does not believe that it infringes any valid claim of the patent. While this litigation is still in the discovery stage and the outcome is uncertain, based upon the information available to the Company, the Company does not believe that these claims will have a material

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES adverse effect on the Company's results of operations or financial position; however, should an unfavorable outcome result in this matter, it could have a material adverse effect upon the Company's results of operations or financial position.

 Legislative and Regulatory Matters

  On February 8, 1996, the 1996 Telecommunications Act was enacted into law. This comprehensive federal legislation will affect every sector of the telecommunications industry. Included in the new statutory provisions is the opening up of local telephone markets to competition from facilities-based and resale carriers and, subject to certain safeguards, the elimination of restrictions on Bell Operating Companies ("BOC") and GTE Operating Companies ("GTOC") entrance into the long distance telecommunications market. The FCC adopted rules to govern the introduction of these new forms of competition in its August 8, 1996 Interconnection Orders, parts of which have been temporarily stayed by the U.S. Eighth Circuit Court of Appeals. It is unknown at this time what impact the 1996 Telecommunications Act or the Interconnection Orders will have on the Company. Depending on the nature and timing of BOC and GTOC entry into the long distance market, the Company will face significant additional competition in the provision of long distance services. However, the 1996 Telecommunications Act opens the local telephone market to competition, which, depending on the nature of such opening, the Company believes may provide opportunities to compete in the provision of local services. The Company is currently seeking certification to provide resold local exchange services in several states. As of March 31, 1997, the Company has obtained certification to provide resold local exchange services in 21 states.

  The Pennsylvania Public Utility Commission ("PPUC") and the utility regulatory bodies in all other states approved the Company's Reorganization that occurred on January 1, 1996. However, the review by the Pennsylvania Attorney General's ("PAG") Office of the Company's marketing practices, which originally had delayed the approval of the Reorganization by the PPUC, is continuing. In addition to the continuing review by the PAG Office, similar discussions and reviews relating to the Company's marketing practices are ongoing in various other states. Various governmental agencies monitor direct selling activities, and the Company has occasionally been requested to supply information regarding its marketing plan to certain of such agencies. Although the Company believes that its network marketing system is in substantial compliance with laws and regulations of Pennsylvania and other states relating to direct selling activities, there is no assurance that legislation and regulations adopted in particular jurisdictions in the future will not adversely affect the Company's operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  EXCEL, which was formed in December 1988 and commenced operations in 1989, operates as a provider of long distance service to residential and small business subscribers. The Company believes that, based upon domestic residential long distance revenues, it ranks fourth after AT&T Corporation, MCI Telecommunications Corp. ("MCI"), and Sprint Corporation, and ranks fifth overall based on the number of presubscribed lines. In October 1996, the Company began offering nationwide paging services to its subscribers.

  In May 1996, a total of 11,500,000 shares of the Company's common stock were sold in an initial public offering ("IPO") at $15 per share. Stockholders sold 1,700,000 shares, and 9,800,000 shares were sold by the Company which resulted in net proceeds of approximately $133.9 million to the Company after deducting the expenses of the offering.

  Historically, the Company's strategy has been to build a subscriber base by innovative, cost-effective marketing techniques and high quality customer care. The Company intends to leverage the success of its network marketing system, its customer service capabilities, its bundled billing systems, and its distribution operations to deliver additional communications products and services to its subscribers. The Company's goal is to be a provider of a wide range of communications products and services. The Company intends to increase revenues from each subscriber, increase the retention of subscribers, and provide additional revenue opportunities for its independent representative ("IR") network.

  The Company currently has agreements with Frontier Communications Services, Inc. ("Frontier"), IXC Long Distance, Inc. ("IXC Long Distance"), MCI, and WorldCom Network Services, Inc. ("WorldCom") to provide switching services and network transmission of its long distance subscribers' traffic. The agreements with IXC Long Distance, MCI, and WorldCom each contain minimum usage commitments, while the agreement with Frontier provides that Frontier is to be the exclusive carrier for certain calling card calls and personal 800 service.

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

  The Company's revenues consist of revenues for communication services and marketing services. Revenues for communication services, as reflected in the Company's Consolidated Financial Statements, are net of the effect of certain adjustments, including those for unbillable call records. The Company's long distance subscribers are located throughout the United States, and the Company completes subscriber calls to all directly dialable locations worldwide. The Company bills its subscribers for long distance usage based on the type of calls, time of calls, duration of calls, the terminating phone numbers, and each subscriber's rate plan in effect at the time of the call.

  Marketing services revenues are primarily comprised of receipts from IRs and area coordinators ("ACs"). Except in certain states, IRs are required to make an initial refundable application deposit with EXCEL as an expression of commitment. There is no additional cost to participate. IRs have an option to purchase a start-up package, which includes training, business forms, promotional and presentation materials, ongoing technical and administrative support services, and monthly reports. If the start-up package is purchased, the application deposit requirement is waived. In addition, EXCEL offers training positions whereby ACs, certified by the Company, provide training to new IRs. The portions of the marketing services revenues received that relate to ongoing technical and administrative support services are deferred and amortized over a period of 12 months in order to match those revenues with the costs of providing the related support services.

  Operating expenses include communication charges, marketing services costs, and general and administrative expenses. Communication charges are paid by the Company based on the Company's subscribers' long distance and paging usage. The Company pays its carriers based on the type of calls, time of certain calls, duration of calls, the terminating phone numbers, and the terms of the Company's contract in effect at the time of the calls.

  Marketing services costs are directly related to the Company's marketing activities. Marketing services costs include commissions and the costs of providing training, business forms, promotional and presentation materials, technical and administrative support services, and monthly reports. Commissions are paid to IRs based upon the acquisition of new long distance and paging subscribers ("subscriber acquisition costs") and for long distance telephone and paging usage by subscribers. The Company also pays commissions for the training of IRs and ACs. Effective January 1, 1997, the Company changed its method of accounting for subscriber acquisition costs. Previously, the Company had deferred the portions of commissions paid to IRs that directly relate to the acquisition of long distance and paging subscribers. Beginning January 1, 1997, the Company began fully expensing subscriber acquisition costs in the period incurred in order to present its operating results in a manner more consistent with other telecommunications companies against which its results are now compared.

  General and administrative expenses consist of the costs of providing teleservices and other support services for subscribers, billing and collecting long distance and paging revenues, and the costs of the information systems and personnel required to support the Company's operations and growth.

RESULTS OF OPERATIONS

 Three Months Ended March 31, 1997 Compared to the Three Months Ended March 31, 1996

  Revenues. Total revenues increased 18% to $331.4 million for the three months ended March 31, 1997 from $280.8 million for the three months ended March 31, 1996. The increase in revenues was primarily due to an increase in long distance minutes of usage by subscribers. Marketing services revenues as a percentage of total revenues have decreased to 8.4% for the three months ended March 31, 1997 from 26.9% for the three months ended March 31, 1996. This change reflects, in part, the growth in the Company's core communications revenue base.

  Communication services revenues increased 48% to $303.7 million for the three months ended March 31, 1997 from $205.3 million for the three months ended March 31, 1996. Long distance minutes of usage increased 40% to 1,718,485,000 minutes for the three months ended March 31, 1997 from 1,227,713,000 minutes for the three months ended March 31, 1996. Communication services revenues per minute of usage increased by 6% to 17.7 cents per minute for the three months ended March 31, 1997 from 16.7 cents per minute for the three months ended March 31, 1996 primarily due to various rate changes which took effect over the last three quarters.

  The Company experienced operational difficulties late in the second quarter of 1996 due to the failure of Frontier to add the network capacity needed to handle the Company's growth in its subscriber base and related long distance traffic. The Company believes that the blockage experienced in several states as a result of the network capacity problems resulted in a slowdown in marketing activities, the loss of subscribers, and reduced calling activity during late 1996. By the end of 1996, substantially all of the Company's 1-plus traffic had been migrated to the networks of MCI, WorldCom and IXC Long Distance. However, the magnitude of migrating more than 4 million subscribers across approximately 900 LECs to three new networks created some disruption in the flow of data between the LECs, the underlying carriers, and EXCEL. These migration difficulties continued to impact subscriber attrition in the fourth quarter of 1996 as well as call volume in the fourth quarter of 1996 and the first quarter of 1997. Additionally, the amount of time and management resources required to meet the aggressive schedule for the network migration conflicted with programming requirements related to new marketing positions which were introduced in September 1996. This caused some delay in the processing of transactions involving the IRs, which in turn negatively affected IR morale.

  Marketing services revenues decreased 63% to $27.7 million for the three months ended March 31, 1997 from $75.5 million for the three months ended March 31, 1996. These revenues decreased primarily due to a decrease in applications from new IRs.

  Operating Expenses. Communication charges increased 46% to $165.2 million for the three months ended March 31, 1997 from $113.5 million for the three months ended March 31, 1996. As a percentage of communication services revenues, communication charges were 54.4% for the three months ended March 31, 1997 compared to 55.3% for the three months ended March 31, 1996. This decrease in communication charges as a percentage of communication services revenues primarily relates to the reduction in rates from the Company's long distance carriers resulting from migrating long distance traffic to WorldCom, MCI and IXC Long Distance.

  Total marketing services costs, which directly relate to the Company's marketing activities and which include commissions and the costs of providing training, business forms, promotional and presentation materials, technical and administrative support services, and monthly reports, decreased 21% to $60.6 million for the three months ended March 31, 1997 from $76.9 million for the three months ended March 31, 1996. Effective January 1, 1997, the Company changed its method of accounting for subscriber acquisition costs which are included in marketing services costs in the Consolidated Financial Statements. Previously, the Company had deferred the portions of commissions paid to IRs that directly relate to the acquisition of long distance and paging subscribers. Beginning January 1, 1997, the Company began fully expensing subscriber acquisition costs in the period incurred in order to present its operating results in a manner more consistent with other telecommunications companies against which its results are now compared. On a pro forma basis, marketing services costs would have been $104.5 million for the three month period ending March 31, 1996 if this accounting change had been retroactively applied. The 42% decrease in marketing services costs, on a pro forma basis, is primarily due to a decline in the number of new IRs.

  General and administrative expenses increased 40% to $51.8 million for the three months ended March 31, 1997 from $36.9 million for the three months ended March 31, 1996. As a percentage of communication services revenues, general and administrative expenses were 17.1% for the three months ended March 31, 1997 compared to 18.0% for the three months ended March 31, 1996. Despite the overall increase in expense, the March 31, 1997 decrease as a percentage of communication services revenues is attributed to the gaining of economies of scale relative to growth in the business.

  Total operating income increased 1% to $53.8 million for the three months ended March 31, 1997 from $53.4 million for the three months ended March 31, 1996. On a pro forma basis, excluding the deferral of subscriber acquisition costs, operating income was $25.8 million for the three month period ending March 31, 1996. As a percentage of communication services revenues, operating income (adjusted to exclude the deferral of subscriber acquisition costs in 1996) was 17.7% and 12.6% for the three months ended March 31, 1997 and 1996, respectively.

  Included in other income (expense) for the three months ended March 31, 1996 is approximately $1.0 million of income related to the sale of the Company's 49% investment in a joint venture. In addition, the Company's net interest income increased to $2.2 million for the three months ended March 31, 1997 from $379,000 for the three months ended March 31, 1996. The increase in net interest income was primarily due to additional interest income generated by the investment of cash proceeds received from the sale of the Company's common stock in the IPO in May 1996.

  Included in the Company's net loss of $30.1 million for the three month period ended March 31, 1997 is a one-time charge of $65.2 million, net of income taxes, ($0.59 per share) in the first quarter to reflect the change in accounting for subscriber acquisition costs. The Company had net income of $34.0 million for the three month period ended March 31, 1996. On a pro forma basis, the Company's net income for the three month period ended March 31, 1996 would have been $16.9 million ($0.17 per share) if this accounting change had been retroactively applied.

LIQUIDITY AND CAPITAL RESOURCES

  As of March 31, 1997, the Company had cash and cash equivalents of $134.9 million, short-term investments of $39.2 million and working capital of $225.9 million. The Company's short-term investments consist primarily of investments in commercial paper with various maturities of six months or less. The Company's operating activities provided cash of approximately $19.4 million for the three months ended March 31, 1997 and $9.0 million for the three months ended March 31, 1996.

  The Company's investing activities consisted primarily of short-term investment purchases of $19.7 million, maturities of short-term investments of $88.3 million, and property and equipment purchases of $15.1 million for the three months ended March 31, 1997. Investing activities during the three months ended March 31, 1996 include purchases of property and equipment of $10.2 million.

  Total cash used for financing activities was $30,000 for the three months ended March 31, 1997 and $108,000 for the three months ended March 31, 1996 and consisted of payments of debt and capital lease obligations.

  The Company believes that its existing sources of liquidity and anticipated funds from operations, will be sufficient to fund its capital expenditures, working capital, and other cash requirements through the end of 1997.

LITIGATION, CLAIMS AND ASSESSMENTS

  Information pertaining to the Company's litigation is included in Note 5 to the Company's Consolidated Financial Statements.

LEGISLATIVE AND REGULATORY MATTERS

  Information pertaining to legislative and regulatory matters is included in
Note 5 to the Company's Consolidated Financial Statements.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Information pertaining to this item is incorporated from Part I. Financial Information (Item 1. Financial Statements--Note 5 to Consolidated Financial Statements--Commitments and Contingencies--Litigation, Claims, and Assessments and Legislative and Regulatory Matters).

ITEM 2. CHANGES IN SECURITIES

  None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 5. OTHER INFORMATION

  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits: The exhibits filed as part of this report are set forth in the Index of Exhibits on page 15 of this report.

  (b) Reports on Form 8-K:

    (1) Current report on Form 8-K dated April 3, 1997 regarding the announcement of the change in accounting practice to fully expense customer acquisition costs.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EXCEL COMMUNICATIONS, INC.

Date: April 30, 1997                               /s/ John J. McLaine
                                          -------------------------------------
                                                     John J. McLaine
                                                Executive Vice President,
                                                 Chief Financial Officer
                                                      and Secretary

Date: April 30, 1997                               /s/ Craig E. Holmes
                                          -------------------------------------
                                                     Craig E. Holmes
                                                   Vice President and
                                                Chief Accounting Officer

                                 EXHIBIT INDEX

  The following exhibits are included in this Quarterly Report on Form 10-Q:

 EXHIBIT NUMBER                       EXHIBIT DESCRIPTION
 --------------                       -------------------
   3.1          Certificate of Incorporation of the Company dated December 19,
                1995, as amended January 11, 1996 (incorporated herein by
                reference to Exhibit 3.1 to the Company's Registration
                Statement on Form S-1 (File No. 333-1076))
   3.2          Bylaws of the Company (incorporated herein by reference to
                Exhibit 3.2 to the Company's Registration Statement on Form S-1
                (File No. 333-1076))
   4.1          Specimen Certificate for Common Stock of the Company
                (incorporated herein by reference to Exhibit 3.1 to the
                Company's Registration Statement on Form S-1 (File No. 333-
                1076))
  10.1          General Agreement between EXCEL Switch Facility, Inc. and
                Lucent Technologies Inc., dated January 27, 1997, including addenda, exhibits, and attachments.*
    11          Computation of Net Income (Loss) per Share
    27          Financial Data Schedule as of March 31, 1997

--------
* Confidential treatment requested. A series of XXX's have been inserted in this exhibit to indicate redactions in such exhibit for which confidential treatment has been requested. The redacted portions of this agreement have been separately filed with the Secretary of the Commission.