Form 10-Q
period 1997-06-30
EXCEL COMMUNICATIONS INC
filed 1997-07-29
CIK 1007323

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

  As of July 24, 1997, the registrant had outstanding 107,686,990 shares of $.001 par value common stock.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           EXCEL COMMUNICATIONS, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1997

                                     INDEX

                                                                      PAGE NO.
                                                                      --------
 PART I:    FINANCIAL INFORMATION
    Item 1. Financial Statements
            Consolidated Balance Sheets.............................     1-2
            Consolidated Statements of Operations...................       3
            Consolidated Statements of Cash Flows...................       4
            Notes to Consolidated Financial Statements..............     5-9
    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.....................   10-14
 PART II:   OTHER INFORMATION
    Item 1. Legal Proceedings.......................................      15
    Item 2. Changes in Securities...................................      15
    Item 3. Defaults upon Senior Securities.........................      15
    Item 4. Submission of Matters to a Vote of Security Holders.....      15
    Item 5. Other Information.......................................      15
    Item 6. Exhibits and Reports on Form 8-K........................   15-16
 Signatures..........................................................     17
 Exhibit Index.......................................................     18

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         JUNE 30,   DECEMBER 31,
                                                           1997         1996
                                                         --------   ------------
                                                        (UNAUDITED)
                                                        -----------
                        ASSETS
Current assets:
  Cash and cash equivalents............................  $153,249     $169,846
  Accounts receivable, net.............................   201,199      206,309
  Inventories..........................................    12,796       16,263
  Deferred income tax asset............................     4,139        1,897
  Other current assets.................................     3,557        2,517
                                                         --------     --------
                                                          374,940      396,832
                                                         --------     --------
Property and equipment, net............................    99,532       76,912
                                                         --------     --------
Deferred subscriber acquisition costs..................       --       104,765
                                                         --------     --------
Other assets...........................................     1,235          655
                                                         --------     --------
                                                         $475,707     $579,164
                                                         ========     ========




  The accompanying notes are an integral part of these consolidated financial statements.

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        JUNE 30,   DECEMBER 31,
                                                          1997         1996
                                                       ----------- ------------
                                                       (UNAUDITED)
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................  $105,051     $132,770
  Commissions payable.................................    22,901       22,484
  Accrued liabilities.................................    33,589       32,112
  Current maturities of long-term debt and capital
   lease obligations..................................       200          239
                                                        --------     --------
                                                         161,741      187,605
                                                        --------     --------
Long-term debt and capital lease obligations..........        70          100
                                                        --------     --------
Deferred management services fees.....................     4,456       25,279
                                                        --------     --------
Deferred income taxes payable.........................     7,270       43,899
                                                        --------     --------
Commitments and contingencies.........................       --           --
                                                        --------     --------
Stockholders' equity:
  Preferred stock, $0.001 par value, 10,000,000 shares
   authorized, none outstanding.......................       --           --
  Common stock, $0.001 par value, 500,000,000 shares
   authorized, 109,638,835 and 108,800,000 issued;
   107,790,456 and 108,800,000 outstanding............       110          109
  Additional paid-in capital..........................   147,691      139,880
  Treasury stock, 1,848,379 shares at cost............   (34,804)         --
  Retained earnings...................................   189,173      182,292
                                                        --------     --------
    Total stockholders' equity........................   302,170      322,281
                                                        --------     --------
                                                        $475,707     $579,164
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

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                       THREE MONTHS ENDED   SIX MONTHS ENDED
                                            JUNE 30,            JUNE 30,
                                       -------------------- ------------------
                                         1997       1996      1997      1996
                                       ---------  --------- --------  --------
Revenues:
  Communication services.............. $ 292,926  $ 271,926 $596,599  $477,200
  Marketing services..................    37,648     73,439   65,342   148,955
                                       ---------  --------- --------  --------
    Total revenues....................   330,574    345,365  661,941   626,155
                                       ---------  --------- --------  --------
Operating expenses:
  Communication.......................   157,239    151,421  322,485   264,935
  Marketing services..................    61,649     93,819  122,201   170,759
  General and administrative..........    54,432     43,483  106,231    80,424
                                       ---------  --------- --------  --------
    Total operating expenses..........   273,320    288,723  550,917   516,118
                                       ---------  --------- --------  --------
    Operating income..................    57,254     56,642  111,024   110,037
                                       ---------  --------- --------  --------
  Interest income, net................     2,050      1,306    4,215     1,686
  Other income (expense)..............       (11)     3,298      (61)    4,410
                                       ---------  --------- --------  --------
Income before income taxes............    59,293     61,246  115,178   116,133
                                       ---------  --------- --------  --------
  Provision for income taxes..........    22,294     22,826   43,083    43,727
                                       ---------  --------- --------  --------
Income before cumulative effect of
 change in accounting principle.......    36,999     38,420   72,095    72,406
Cumulative effect of change in
 accounting principle, net of income
 taxes ...............................       --         --    65,214       --
                                       ---------  --------- --------  --------
Net income............................ $  36,999  $  38,420 $  6,881  $ 72,406
                                       ---------  --------- --------  --------
Net income per common and equivalent
 share:
Income before cumulative effect of
 change in accounting principle....... $    0.34  $    0.36 $   0.65  $   0.70
Cumulative effect of change in
 accounting principle, net of income
 taxes................................       --         --     (0.59)      --
                                       ---------  --------- --------  --------
Net income per share.................. $    0.34  $    0.36 $   0.06  $   0.70
                                       =========  ========= ========  ========
Weighted average shares and share
 equivalents outstanding..............   110,139    106,562  110,371   103,423
                                       =========  ========= ========  ========



  The accompanying notes are an integral part of these consolidated financial statements.

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                           -------------------
                                                             1997      1996
                                                           --------  ---------
Operating activities:
  Net income.............................................. $  6,881  $  72,406
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Cumulative effect of change in accounting principle...   65,214        --
    Depreciation and amortization.........................    7,930      1,786
    Employee stock plan compensation......................      --       3,048
    Loss on disposal of assets............................      152        --
    Deferred income taxes.................................      680     19,138
    Changes in assets and liabilities:
      Accounts receivable, net............................    5,110    (85,558)
      Deferred subscriber acquisition costs...............      --     (40,603)
      Accounts payable....................................  (27,719)    49,172
      Commissions payable.................................      417      6,950
      Deferred management services fees...................  (20,823)    12,193
      Accrued liabilities.................................    1,477     18,067
      Income taxes payable................................      --      (4,974)
      Inventories and other...............................    1,847     (4,314)
                                                           --------  ---------
    Net cash provided by operating activities.............   41,166     47,311
                                                           --------  ---------
Investing activities:
  Proceeds from sale of assets............................       20        --
  Purchase of property and equipment......................  (30,722)   (41,463)
                                                           --------  ---------
    Net cash used in investing activities.................  (30,702)   (41,463)
                                                           --------  ---------
Financing activities:
  Payments of debt and capital lease obligations..........      (69)      (186)
  Payments of dividends...................................      --     (20,000)
  Net proceeds from issuance of common stock..............    7,812    134,371
  Purchase of treasury stock..............................  (34,804)       --
                                                           --------  ---------
    Net cash provided by (used in) financing activities...  (27,061)   114,185
                                                           --------  ---------
Net increase (decrease) in cash...........................  (16,597)   120,033
  Cash, beginning of period...............................  169,846     30,387
                                                           --------  ---------
  Cash, end of period..................................... $153,249  $ 150,420
                                                           --------  ---------
Supplemental disclosure:
  Interest paid during the period......................... $     32  $     118
  Income taxes paid during the period.....................   40,709     31,404

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

  These Consolidated Financial Statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These Consolidated Financial Statements should be read in conjunction with the notes to the financial statements in the Company's Form 10-K for the fiscal year ended December 31, 1996 and the Company's Form 10-Q for the quarterly period ended March 31, 1997.

  The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

  Marketing services costs include commissions and the costs of providing training, business forms, promotional and presentation materials, technical and administrative support services, and monthly reports. Commissions are paid to IRs based upon the acquisition of new long distance and paging subscribers ("subscriber acquisition costs") and for long distance telephone and paging usage by subscribers. The Company also pays commissions for the training of IRs and certain ACs. Effective January 1, 1997, the Company changed its method of accounting for subscriber acquisition costs. Previously, the Company had deferred the portions of commissions paid to IRs that directly relate to the acquisition of long distance and paging subscribers. Beginning January 1, 1997, the Company began fully expensing subscriber acquisition costs in the period incurred in order to present its operating results in a manner more consistent with other telecommunications companies against which its results are now compared. The Company recognized a one-time charge of $65.2 million, net of income taxes, ($0.59 per share) in the first quarter of 1997 to reflect the change in accounting principle. On a pro forma basis, the Company's net income for the three and six month periods ended June 30, 1996 would have been $30.2 million ($0.28 per share) and $47.2 million ($0.46 per share), respectively, if this accounting change had been retroactively applied.

2. NET INCOME PER SHARE

  Net income per share is based on the weighted average number of shares of common stock outstanding. In 1996, the weighted average shares outstanding exclude employee stock ownership plan shares that had not been released to employees at the end of the period. The weighted average shares outstanding include common share equivalents which represent the effect, using the treasury stock method, of options granted under the Company's stock option plan.

  The Company will adopt Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), effective December 15, 1997. SFAS 128 requires the calculation of basic earnings per share which is computed by dividing net income by the weighted average number of shares of common stock

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES outstanding during the period and diluted earnings per common share which is computed using the weighted average number of shares of common stock and common stock equivalents. Pro forma basic net income per share, calculated in accordance with SFAS 128, would have been $0.34 and $0.37 for the three months ended June 30, 1997 and 1996 and $0.06 and $0.71 for the six months ended June 30, 1997 and 1996, respectively.

3. INCOME TAXES

  The components of the provision for income taxes are as follows for the six months ended June 30, 1997 and 1996 (dollars in thousands):

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                                1997     1996
                                                              -------- --------
      Current tax expense:
        Federal.............................................. $ 38,156 $ 23,260
        State................................................    4,247    1,329
                                                              -------- --------
                                                              $ 42,403 $ 24,589
      Deferred tax expense:
        Federal.............................................. $     76 $ 18,104
        State................................................      604    1,034
                                                              -------- --------
                                                              $    680 $ 19,138
        Provision for income taxes........................... $ 43,083 $ 43,727
                                                              ======== ========

4. STOCKHOLDERS' EQUITY

  In June 1997, the Company's Board of Directors approved a plan to repurchase up to 10.0 million shares of its common stock in the open market or through privately negotiated transactions. Repurchases under this plan totaled 1,848,379 shares at a cost of $34.8 million through June 30, 1997.

5. EXCEL AND TELCO MERGER

  On June 5, 1997, the Company entered into a definitive merger agreement (the "Merger Agreement") with Telco Communications Group, Inc. ("Telco"), a Virginia corporation. Pursuant to the Merger Agreement, EXCEL and Telco will become wholly owned subsidiaries of a newly formed holding company, New RES, Inc. ("Holdings"), to be renamed "EXCEL Communications, Inc." (the "Merger"). If the Merger is consummated, each outstanding share of EXCEL common stock will be converted into the right to receive one share of Holdings common stock and each outstanding share of Telco common stock will be converted into the right to receive 0.7595 shares of Holdings common stock and $15.00 in cash.

  Prior to the consummation of the Merger, Holdings intends to enter into a new credit facility (the "New Credit Facility") with Lehman Commercial Paper Inc. ("LCPI"), as agent, and a syndicate of lenders. Holdings and LCPI have entered into a commitment letter pursuant to which LCPI has committed to provide the full amount of the facility. The New Credit Facility will consist of a five-year reducing revolving credit facility in the principal amount of $1 billion, with a $50 million letter of credit sub-facility. Holdings intends to make an initial borrowing under the New Credit Facility concurrently with the consummation of the Merger and to use the proceeds to finance the Merger and related costs and expenses and to refinance existing indebtedness of Telco. Future borrowings will be available for general corporate purposes, including acquisitions (subject to terms and conditions of the New Credit Facility).

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

  The merger of Telco into Holdings will be accounted for under the "purchase" method of accounting and the merger of Excel into Holdings will be accounted for as a reorganization, in each case in accordance with generally accepted accounting principles. The completion of the Merger is subject to a number of conditions, including regulatory approvals and the approval of the shareholders of both EXCEL and Telco. The Company expects to close the Merger in the fourth quarter of 1997.

6. COMMITMENTS AND CONTINGENCIES

 Litigation, Claims and Assessments

  On May 3, 1996, Linden Wood, Brad Campbell, Candy Campbell, Jerry Szeszulski, and Team Excel of Independent Representatives ("Team Excel") filed suit in state district court in Tulsa County, Oklahoma, jointly and severally, against the Company, its indirect subsidiary, EXCEL Telecommunications, Inc. ("ETI"), Stephen R. Smith, a director and the Executive Vice President of Marketing of the Company, and Kenny A. Troutt, a director, Chief Executive Officer, and Chairman of the Board of the Company. Each of the individual plaintiffs was an IR and each was alleged to be a member of Team Excel. Team Excel is alleged to be an unincorporated association of IRs that was formed by Mr. Wood and others as an independent association of IRs. Mr. Wood had been an IR for several years and was one of the top ten highest earning IRs during the first half of 1996.

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

  On January 13, 1997, the Company amended its complaint before the AAA. In this proceeding, the Company is the plaintiff and has added claims against all parties for intentional interference with the Company's contractual relationships with its subscribers and IRs. The Company also added claims against Mr. Wood, Mr. and Mrs. Campbell, and Team Excel for fraud in connection with the payment of training fees to individuals

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES who were not entitled to such fees. The Company has not yet pled a specific damages amount other than to claim that the amount exceeds $1.0 million, together with reasonable attorneys' fees and costs. Also on January 13, 1997, the defendants in this AAA proceeding filed their counterclaims, alleging again the same claims as they made in their May 3, 1996 lawsuit. The defendants also added claims for fraud, breach of special relationship, unjust enrichment, violations of the Texas Theft Liability Act, conversion, breach of contract, intentional infliction of emotional distress, and have asked for an accounting and a constructive trust. The defendants collectively have reduced their actual damages claim from an original demand of $105 million to $31.5 million, while increasing their punitive damages claim to in excess of $500 million. The plaintiffs are also seeking pre- and post-judgment interest, attorneys' fees and costs, and such other relief as the court deems just and appropriate. The trial is scheduled for October, 1997.

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

  On August 30, 1996, AT&T filed suit in the United States District Court for the District of Delaware against the Company, its subsidiary, Excel Communications Marketing, Inc., and ETI alleging past and continued infringement of a single patent without specifying the amount of damages. The Company denies the allegations and will vigorously defend the litigation. The Company does not believe that it infringes any valid claim of the patent. While this litigation is still in the discovery stage and the outcome is uncertain, based upon the information available to the Company, the Company does not believe that these claims will have a material adverse effect on the Company's results of operations or financial position; however, should an unfavorable outcome result in this matter, it could have a material adverse effect upon the Company's results of operations or financial position. The trial is scheduled to begin March 23, 1998.

 Legislative and Regulatory Matters

  On February 8, 1996, the 1996 Telecommunications Act was enacted into law. This comprehensive federal legislation will affect every sector of the telecommunications industry. Included in the new statutory provisions is the opening up of local telephone markets to competition from facilities-based and resale carriers and, subject to certain safeguards, the elimination of restrictions on Bell Operating Companies ("BOC") and GTE Operating Companies ("GTOC") entrance into the long distance telecommunications market. The FCC adopted rules to govern the introduction of these new forms of competition in its August 8, 1996 Interconnection Orders, significant aspects of which, including provisions governing the pricing of resold local service, were overturned by the U.S. Eighth Circuit Court of Appeals. It is unknown at this time whether this Eighth Circuit decision will be appealed or what impact the 1996 Telecommunications Act or the Interconnection Orders will have on the Company. Depending on the nature and timing of BOC and GTOC entry into the long distance market, the Company will face significant additional competition in the provision of long distance services. However, the 1996 Telecommunications Act opens the local telephone market to competition, which, depending on the nature of such opening, the Company believes may provide opportunities to compete in the provision of local services. The Company is currently seeking certification to provide resold local exchange services in several states. As of June 30, 1997, the Company has obtained certification to provide resold local exchange services in 28 states.

                  EXCEL COMMUNICATIONS, INC. AND SUBSIDIARIES

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

  On June 5, 1997, the Company entered into a definitive merger agreement (the "Merger Agreement") with Telco Communications Group, Inc. ("Telco"), a Virginia corporation. If consummated, the Merger will create a company with consolidated annual revenues of $2 billion, 11 billion annual long distance minutes of usage, more than 6.3 million customers, and 100,000 network miles of DS-3 fiber optic capacity.

  Telco is a facilities-based provider of domestic and international long distance telecommunications services to both residential and commercial customers in the United States. The majority of Telco's current revenue is generated by customers accessing the Telco network by dialing a unique five digit Carrier Identification Code ("CIC Code") before dialing the number they are calling. Using a CIC Code to access Telco's network is known as "dial around" or "casual calling" because customers can use Telco's services at any time without changing their existing presubscribed long distance carrier. Telco also sells presubscribed telecommunications services to wholesale and commercial customers using a direct sales force of approximately 400 persons. Telco recently acquired the voice network assets of Advantis (the "Advantis Network"), which includes approximately 100,000 network miles of DS-3 fiber optic capacity under a long term right-to-use agreement.

  Pursuant to the Merger Agreement, EXCEL and Telco will become wholly owned subsidiaries of a newly formed holding company, New RES, Inc. ("Holdings"), to be renamed "EXCEL Communications, Inc." (the "Merger"). If the Merger is consummated, each outstanding share of EXCEL common stock will be converted into the right to receive one share of Holdings common stock and each outstanding share of Telco common stock will be converted into the right to receive 0.7595 shares of Holdings common stock and $15.00 in cash.

  The merger of Telco into Holdings will be accounted for under the "purchase" method of accounting and the merger of Excel into Holdings will be accounted for as a reorganization, in each case in accordance with generally accepted accounting principles. The completion of the Merger is subject to a number of conditions, including regulatory approvals and the approval of the shareholders of both EXCEL and Telco. The Company expects to close the Merger in the fourth quarter of 1997.

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

  General and administrative expenses consist of the costs of providing teleservices and other support services for subscribers, billing and collecting long distance and paging revenues, and the costs of the information systems and personnel required to support the Company's operations.

RESULTS OF OPERATIONS

 Three Months Ended June 30, 1997 Compared to the Three Months Ended June 30,
1996

  Revenues. Total revenues decreased 4.3% to $330.6 million for the three months ended June 30, 1997 from $345.4 million for the three months ended June 30, 1996. Communication services revenues increased 7.7% to $292.9 million for the three months ended June 30, 1997 from $271.9 million for the three months ended June 30, 1996 primarily due to increases in long distance minutes of usage, the introduction of the paging product in the fourth quarter of 1996, and rate changes that took effect in the first quarter of 1997. Long distance minutes of usage increased 2% to 1,584,816,000 minutes for the three months ended June 30, 1997 from 1,554,057,000 minutes for the three months ended June 30, 1996. Communication services revenues per minute of usage increased by 4% to 18.2 cents per minute for the three months ended June 30, 1997 from 17.5 cents per minute for the three months ended June 30, 1996 primarily due to changes in product mix and various rate changes which took effect in the first quarter of 1997.

  Marketing services revenues decreased 48.8% to $37.6 million for the three months ended June 30, 1997 from $73.4 million for the three months ended June 30, 1996. These revenues decreased primarily due to a decrease in applications from new IRs.

  Operating Expenses. Communication charges increased 3.8% to $157.2 million for the three months ended June 30, 1997 from $151.4 million for the three months ended June 30, 1996. As a percentage of communication services revenues, communication charges were 53.7% for the three months ended June 30, 1997 compared to 55.6% for the three months ended June 30, 1996. This decrease in communication charges as a percentage of communication services revenues primarily relates to the reduction in rates from the Company's long distance carriers resulting from migrating long distance traffic to WorldCom, MCI and IXC Long Distance.

  Total marketing services costs, which directly relate to the Company's marketing activities and which include commissions and the costs of providing training, business forms, promotional and presentation materials, technical and administrative support services, and monthly reports, decreased 34.3% to $61.6 million for the three months ended June 30, 1997 from $93.8 million for the three months ended June 30, 1996. Effective January 1, 1997, the Company changed its method of accounting for subscriber acquisition costs which are included in marketing services costs in the Consolidated Financial Statements. Previously, the Company had deferred the portions of commissions paid to IRs that directly relate to the acquisition of long distance and paging subscribers. Beginning January 1, 1997, the Company began fully expensing subscriber acquisition costs in the period incurred in order to present its operating results in a manner more consistent with other telecommunications companies against which its results are now compared. On a pro forma basis, marketing services costs would have been $106.8 million for the three month period ending June 30, 1996 if this accounting change had been retroactively applied. The 42% decrease in marketing services costs, on a pro forma basis, is primarily due to a decline in the number of new IRs.

  General and administrative expenses increased 25.1% to $54.4 million for the three months ended June 30, 1997 from $43.5 million for the three months ended June 30, 1996. As a percentage of communication services revenues, general and administrative expenses were 18.6% for the three months ended June 30, 1997 compared to 16.0% for the three months ended June 30, 1996, primarily due to increased spending on new product development and data processing enhancements and a slight increase in bad debt expense as compared to the three months ended June 30, 1996.

  Total operating income increased 1.2% to $57.3 million for the three months ended June 30, 1997 from $56.6 million for the three months ended June 30, 1996. On a pro forma basis, excluding the deferral of subscriber acquisition costs, operating income was $43.6 million for the three month period ending June 30, 1996. As a percentage of communication services revenues, operating income (adjusted to exclude the deferral of subscriber acquisition costs in 1996) was 19.5% and 16.0% for the three months ended June 30, 1997 and 1996, respectively.

  Included in other income (expense) for the three months ended June 30, 1996 is approximately $3.1 million of income related to the sale of the Company's 49% investment in a joint venture. In addition, the Company's net interest income increased to $2.1 million for the three months ended June 30, 1997 from $1.3 million for the three months ended June 30, 1996. The increase in net interest income was primarily due to additional interest income generated by the investment of cash proceeds received from the sale of the Company's common stock in the IPO in May 1996.

 Six Months Ended June 30, 1997 Compared to the Six Months Ended June 30, 1996

  Revenues. Total revenues increased 5.7% to $661.9 million for the six months ended June 30, 1997 from $626.2 million for the six months ended June 30, 1996. Communication services revenues increased 25.0% to $596.6 million for the six months ended June 30, 1997 from $477.2 million for the six months ended June 30, 1996. Long distance minutes of usage increased 18.7% to 3,303,301,000 minutes for the six months ended June 30, 1997 from 2,781,770,000 minutes for the six months ended June 30, 1996. Communication services revenues per minute of usage increased by 4.1% to 17.9 cents per minute for the six months ended June 30, 1997 from 17.2 cents per minute for the six months ended June 30, 1996 primarily due to changes in product mix and various rate changes which took effect in the first quarter of 1997.

  Marketing services revenues decreased 56.2% to $65.3 million for the six months ended June 30, 1997 from $149.0 million for the six months ended June 30, 1996. These revenues decreased primarily due to a decrease in applications from new IRs.

  Operating Expenses. Communication charges increased 21.7% to $322.5 million for the six months ended June 30, 1997 from $264.9 million for the six months ended June 30, 1996. As a percentage of communication services revenues, communication charges were 54.1% for the six months ended June 30, 1997 compared to 55.5% for the six months ended June 30, 1996. This decrease in communication charges as a percentage of communication services revenues primarily relates to the reduction in rates from the Company's long distance carriers resulting from migrating long distance traffic to WorldCom, MCI and IXC Long Distance.

  Total marketing services costs, which directly relate to the Company's marketing activities and which include commissions and the costs of providing training, business forms, promotional and presentation materials, technical and administrative support services, and monthly reports, decreased 28.5% to $122.2 million for the six months ended June 30, 1997 from $170.8 million for the six months ended June 30, 1996. Effective January 1, 1997, the Company changed its method of accounting for subscriber acquisition costs which are included in marketing services costs in the Consolidated Financial Statements. Previously, the Company had deferred the portions of commissions paid to IRs that directly relate to the acquisition of long distance and paging subscribers. Beginning January 1, 1997, the Company began fully expensing subscriber acquisition costs in the period incurred in order to present its operating results in a manner more consistent with other telecommunications companies against which its results are now compared. On a pro forma basis, marketing services costs would have been $211.4 million for the six month period ending June 30, 1996 if this accounting change had been retroactively applied. The 42% decrease in marketing services costs, on a pro forma basis, is primarily due to a decline in the number of new IRs.

  General and administrative expenses increased 32.1% to $106.2 million for the six months ended June 30, 1997 from $80.4 million for the six months ended June 30, 1996. As a percentage of communication services revenues, general and administrative expenses were 17.8% for the six months ended June 30, 1997 compared to 16.9% for the six months ended June 30, 1996 primarily due to increased spending on new product development and data processing enhancements and a slight increase in bad debt expense as compared to the six months ended June 30, 1996.

  Total operating income increased 1.0% to $111.0 million for the six months ended June 30, 1997 from $110.0 million for the six months ended June 30, 1996. On a pro forma basis, excluding the deferral of subscriber acquisition costs, operating income was $69.4 million for the six month period ending June 30, 1996. As a percentage of communication services revenues, operating income (adjusted to exclude the deferral of subscriber acquisition costs in 1996) was 18.6% and 14.6% for the six months ended June 30, 1997 and 1996, respectively.

  Included in other income (expense) for the six months ended June 30, 1996 is approximately $4.2 million of income related to the sale of the Company's 49% investment in a joint venture. In addition, the Company's net interest income increased to $4.2 million for the six months ended June 30, 1997 from $1.7 for the six months ended June 30, 1996. The increase in net interest income was primarily due to additional interest income generated by the investment of cash proceeds received from the sale of the Company's common stock in the IPO in May 1996.

  Included in the Company's net income of $6.9 million for the six month period ended June 30, 1997 is a one-time charge of $65.2 million, net of income taxes, ($0.59 per share) in the first quarter to reflect the change in accounting for subscriber acquisition costs. The Company had net income of $72.4 million for the six month period ended June 30, 1996. On a pro forma basis, the Company's net income for the six month period ended June 30, 1996 would have been $47.2 million ($0.46 per share) if this accounting change had been retroactively applied.

LIQUIDITY AND CAPITAL RESOURCES

  As of June 30, 1997, the Company had cash and cash equivalents of $153.2 million and working capital of $213.2 million. The Company's operating activities provided cash of approximately $41.2 million for the six months ended June 30, 1997 and $47.3 million for the six months ended June 30, 1996.

  The Company's investing activities consisted primarily of property and equipment purchases of $30.7 million for the six months ended June 30, 1997 and $41.5 million for the six months ended June 30, 1996.

  Total cash used for financing activities was $27.1 million for the six months ended June 30, 1997, which consisted primarily of the purchase of approximately 1.8 million shares of the Company's common stock and proceeds from the issuance of additional common stock due to the exercise of stock options. For the six months ended June 30, 1996, the Company's cash provided by financing activities was $114.2 million, consisting primarily of proceeds received from the Company's initial public offering of its common stock in May 1996. In addition, other financing activities consisted of payments of debt and capital lease obligations, and payments of dividends. The Company made payments of debt and capital lease obligations of $69,000 and $186,000 for the six months ended June 30, 1997 and 1996, respectively. The Company paid dividends of approximately $20.0 million during the six months ended June 30, 1996.

  Prior to the consummation of the Merger, Holdings intends to enter into a new credit facility (the "New Credit Facility") with Lehman Commercial Paper Inc. ("LCPI"), as agent, and a syndicate of lenders. Holdings and LCPI have entered into a commitment letter pursuant to which LCPI has committed to provide the full amount of the facility. The New Credit Facility will consist of a five-year reducing revolving credit facility in the principal amount of $1 billion, with a $50 million letter of credit sub-facility. Holdings intends to make an initial borrowing under the New Credit Facility concurrently with the consummation of the Mergers and to use the proceeds to finance the Merger and related costs and expenses and to refinance existing indebtedness of Telco. Future borrowings will be available for general corporate purposes, including acquisitions (subject to terms and conditions of the New Credit Facility).

  The Company believes that its existing sources of liquidity and anticipated funds from operations will be sufficient to fund its capital expenditures, working capital, and other cash requirements through the end of 1997.

LITIGATION, CLAIMS AND ASSESSMENTS

  Information pertaining to the Company's litigation is included in Note 6 to the Company's Consolidated Financial Statements.

LEGISLATIVE AND REGULATORY MATTERS

  Information pertaining to legislative and regulatory matters is included in
Note 6 to the Company's Consolidated Financial Statements.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Information pertaining to this item is incorporated from Part I. Financial Information (Item 1. Financial Statements--Note 6 to Consolidated Financial Statements--Commitments and Contingencies--Litigation, Claims, and Assessments).

ITEM 2. CHANGES IN SECURITIES

  None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company held its Annual Meeting of Shareholders on May 15, 1997. Holders of common stock voted at the annual meeting on the following three matters which were set forth in the Company's Proxy Statement dated March 28, 1997.

    (a) To elect four directors for the ensuing year until their successors are duly elected and qualified.

                                              VOTES
                                       -------------------
       NOMINEE                             FOR     ABSTAIN BROKER NON-VOTES*
       -------                         ----------- ------- ----------------- ---
       Kenny A. Troutt................ 107,021,727 174,488       None
       Stephen R. Smith............... 107,014,203 181,012       None
       John J. McLaine................ 107,015,903 179,312       None
       Ronald A. McDougall............ 106,997,958 197,257       None

    (b) To approve the Company's 1997 Director Stock Option Plan.

                                          VOTES
                                       -----------
       For:........................... 106,528,050
       Against:.......................     524,604
       Abstain:.......................     142,561
       Broker non-votes*:.............        None

    (c) To approve the Company's Director Stock Option Agreement with Ronald
  A. McDougall.

                                          VOTES
                                       -----------
       For:........................... 106,481,056
       Against:.......................     540,764
       Abstain:.......................     173,396
       Broker non-votes*:.............        None

--------
* Broker non-votes occur when a broker holding stock in street name does not vote these shares.

ITEM 5. OTHER INFORMATION

  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits: The exhibits filed as part of this report are set forth in the Index of Exhibits on page 18 of this report.

  (b) Reports on Form 8-K:

    (1) Current report on Form 8-K dated June 5, 1997, regarding the proposed merger of the Company and Telco Communications Group, Inc. and the expansion of the Stock Repurchase Plan.

    (2) Current report on Form 8-K dated June 25, 1997, regarding election of Legend Airlines Chief Executive Officer, T. Allan McArtor, to Board of Directors.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Excel Communications, Inc.

                                                    /s/ John J. McLaine
Date: July 24, 1997                       _____________________________________
                                                      John J. McLaine
                                                President, Chief Operating
                                               Officer, and Chief Financial
                                                          Officer


Date: July 24, 1997                                 /s/ Craig E. Holmes
                                          _____________________________________
                                                      Craig E. Holmes
                                                 Vice President and Chief
                                                    Accounting Officer

                                 EXHIBIT INDEX

  The following exhibits are included in this Quarterly Report on Form 10-Q:

 EXHIBIT
 NUMBER                            EXHIBIT DESCRIPTION
 -------                           -------------------
  2.1    Agreement and Plan of Merger dated as of June 5, 1997 by and among the
         Company, New RES, Inc., T-Sub, Inc., E-Sub, Inc. and Telco
         Communications Group, Inc. (Incorporated herein by reference to
         Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 5,
         1997, regarding the proposed merger of the Company and Telco
         Communications Group, Inc. and the expansion of the Stock Repurchase
         Plan.)
  3.1    Certificate of Incorporation of the Company dated December 19, 1995, as amended January 11, 1996 (incorporated herein by reference to
         Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File
         No. 333-1076))
  3.2    Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-
         1076))
  4.1    Specimen Certificate for Common Stock of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration
         Statement on Form S-1 (File No. 333-1076))
 11      Computation of Net Income per Share
 27      Financial Data Schedule as of June 30, 1997
 99.1    EXCEL Shareholders Agreement dated June 5, 1997, by and among Telco
         Communications Group, Inc. and each of the shareholders party thereto.
         (Incorporated herein by reference to Exhibit 99.1 to the Company's
         Current Report on Form 8-K dated June 5, 1997, regarding the proposed merger of the Company and Telco Communications Group, Inc. and the
         expansion of the Stock Repurchase Plan.)
 99.2    Telco Shareholders Agreement dated June 5, 1997, by and among the
         Company and each of the shareholders party thereto. (Incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on
         Form 8-K dated June 5, 1997, regarding the proposed merger of the
         Company and Telco Communications Group, Inc. and the expansion of the
         Stock Repurchase Plan.)