Form 10-Q/A
period 1997-03-31
EXCEL COMMUNICATIONS INC
filed 1997-10-09
CIK 1007323

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-Q/A

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

                               AMENDMENT NO. 1

  The undersigned registrant hereby files this Amendment No. 1 for the purpose of refiling Exhibit 10.1.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

                                          EXCEL COMMUNICATIONS, INC.

Date: October 6, 1997                              /s/ John J. McLaine
                                          -------------------------------------
                                                     John J. McLaine
                                                Executive Vice President,
                                                 Chief Financial Officer
                                                      and Secretary

Date: October 6, 1997                              /s/ Craig E. Holmes
                                          -------------------------------------
                                                     Craig E. Holmes
                                                   Vice President and
                                                Chief Accounting Officer

                                 EXHIBIT INDEX

  The following exhibits are included in this Quarterly Report on Form 10-Q:

 EXHIBIT NUMBER                       EXHIBIT DESCRIPTION
 --------------                       -------------------
   3.1          Certificate of Incorporation of the Company dated December 19,
                1995, as amended January 11, 1996 (incorporated herein by
                reference to Exhibit 3.1 to the Company's Registration
                Statement on Form S-1 (File No. 333-1076))
   3.2          Bylaws of the Company (incorporated herein by reference to
                Exhibit 3.2 to the Company's Registration Statement on Form S-1
                (File No. 333-1076))
   4.1          Specimen Certificate for Common Stock of the Company
                (incorporated herein by reference to Exhibit 3.1 to the
                Company's Registration Statement on Form S-1 (File No. 333-
                1076))
  10.1          General Agreement between EXCEL Switch Facility, Inc. and
                Lucent Technologies Inc., dated January 27, 1997, including addenda, exhibits, and attachments.*
    11          Computation of Net Income (Loss) per Share.+
    27          Financial Data Schedule as of March 31, 1997.+

--------
* Confidential treatment requested. A series of ***'s have been inserted in this exhibit to indicate redactions in such exhibit for which confidential treatment has been requested. The redacted portions of this agreement have been separately filed with the Secretary of the Commission.

+ Previously filed with and incorporated by reference to the exhibit of the same number to the Company's Quarterly Report on Form 10-Q filed May 7, 1997.